Form 10-K
period 2006-12-31
MASTR Asset Backed Securities Trust 2006-AB1
filed 2007-04-02
CIK 1351967

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number:  333-124678-17

       MASTR Asset Backed Securities Trust 2006-AB1
       (exact name of issuing entity as specified in its charter)

       Mortgage Asset Securitization Transactions, Inc. (depositor) (exact name of the registrant as specified in its charter)

       UBS Real Estate Securities Inc.
       (exact name of the sponsor as specified in its charter)


  Delaware                                          06-1204982
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)



   1285 Avenue of the Americas
   New York, NY                                10019
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (212) 713-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

         Not Applicable.


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2006.

         Not Applicable.



     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I


  Item 1.  Business.

            Not Applicable.


  Item 1A.  Risk Factors.

            Not Applicable.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Not Applicable.


  Item 3.  Legal Proceedings.

            Not Applicable.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Not Applicable.




                                PART II

  Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Not Applicable.


  Item 6.  Selected Financial Data.

            Not Applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Not Applicable.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Not Applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not Applicable.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Not Applicable.


  Item 9A. Controls and Procedures.

             Not Applicable.


  Item 9A(T). Controls and Procedures.

            Not Applicable.


  Item 9B. Other Information.

            None.




                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Not Applicable.


  Item 11. Executive Compensation.

            Not Applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

             Not Applicable.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Not Applicable.


  Item 14. Principal Accounting Fees and Services.

            Not Applicable.





        ADDITIONAL DISCLOSURE ITEMS PURSUANT TO GENERAL INSTRUCTION J


  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            None.


  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.

             The Consolidated Balance Sheets as of December 31, 2006 and 2005, and the Consolidated Statements of Income, Consolidated Statements of Stockholders' Equity, and Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006, all of FGIC Corporation and its subsidiaries are attached hereto as Exhibit 99.1.


  Item 1117 of Regulation AB, Legal Proceedings.

             None.


  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.

            None.


  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

            Reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under
            Item 15.


            The following parties have reported one or more instances of material noncompliance with applicable servicing criteria in their reports on assessment of compiance:

            The 1122 statements for Wells Fargo Bank, N.A. (servicer) has disclosed the following instances of material noncompliance with certain servicing criteria applicable to the Company during the year ended December 31, 2006:

            1. 1122(d)(3)(i) - Delinquency Reporting - The Company provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided.

            2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - The
               Company, as required by certain servicing agreements, did not provide investors with prior notification of intent to foreclose.


            The 1122 statements for Wells Fargo Bank, National Association (Corporate Trust Services) has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31. 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.



  Item 1123 of Regulation AB, Servicer Compliance Statement.

            Servicer compliance statements are attached hereto under Item 15.




                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

    (4) The Pooling and Servicing Agreement dated as of February 1, 2006 among Mortgage Asset Securitization Transactions, Inc., as depositor, UBS Real Estate Securities Inc., as transferor, Wells Fargo Bank, N.A., as master servicer, trust administrator and custodian, and U.S. Bank National Association, as trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on March 15, 2006 and as amended and supplemented by the Current Report on Form 8-K/A dated July 21, 2006).

    (10) Incorporated by reference as Exhibit (4).

    (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



      a) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A. <F1>
      b) Wells Fargo Bank, N.A., as Servicer <F1>
      c) Wells Fargo Bank, N.A., as Master Servicer <F1>
      d) Wells Fargo Bank, N.A., as Trust Administrator <F1>
      e) Wells Fargo Bank, N.A., as Custodian <F1>
      f) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A. <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



      a) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A. <F1>
      b) Wells Fargo Bank, N.A., as Servicer <F1>
      c) Wells Fargo Bank, N.A., as Master Servicer <F1>
      d) Wells Fargo Bank, N.A., as Trust Administrator <F1>
      e) Wells Fargo Bank, N.A., as Custodian <F1>
      f) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A. <F1>


     (35) Servicer compliance statement.



      a) Wells Fargo Bank, N.A., as Servicer <F1>
      b) Wells Fargo Bank, N.A., as Master Servicer <F1>
      c) Wells Fargo Bank, N.A., as Trust Administrator <F1>


     (99.1) The Consolidated Balance Sheets as of December 31, 2006 and 2005, and the Consolidated Statements of Income, Consolidated Statements of Stockholders' Equity, and Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006, all of FGIC Corporation and its subsidiaries are attached hereto as Exhibit 99.1.

   (b) Exhibits identified in paragraph (a) above.

   (c) Not Applicable.


  <F1> Filed herewith.






                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    MASTR Asset Backed Securities Trust 2006-AB1
    (Issuing Entity)

    Wells Fargo Bank, N.A.
    (Master Servicer)

    /s/ John Sadowski
    John Sadowski, Vice President

    Date: March 31, 2007




  Exhibit Index

  Exhibit No.

    (4) The Pooling and Servicing Agreement dated as of February 1, 2006 among Mortgage Asset Securitization Transactions, Inc., as depositor, UBS Real Estate Securities Inc., as transferor, Wells Fargo Bank, N.A., as master servicer, trust administrator and custodian, and U.S. Bank National Association, as trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on March 15, 2006 and as amended and supplemented by the Current Report on Form 8-K/A dated July 21, 2006).

    (10) Incorporated by reference as Exhibit (4).

    (31) Rule 13a-14(d)/15d-14(d) Certifications.

    (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.
      b) Wells Fargo Bank, N.A., as Servicer
      c) Wells Fargo Bank, N.A., as Master Servicer
      d) Wells Fargo Bank, N.A., as Trust Administrator
      e) Wells Fargo Bank, N.A., as Custodian
      f) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Regulus Group LLC as Sub-Contractor for Wells Fargo Bank, N.A.
      b) Wells Fargo Bank, N.A., as Servicer
      c) Wells Fargo Bank, N.A., as Master Servicer
      d) Wells Fargo Bank, N.A., as Trust Administrator
      e) Wells Fargo Bank, N.A., as Custodian
      f) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Wells Fargo Bank, N.A.


     (35) Servicer compliance statement.


      a) Wells Fargo Bank, N.A., as Servicer
      b) Wells Fargo Bank, N.A., as Master Servicer
      c) Wells Fargo Bank, N.A., as Trust Administrator


    (99.1) The Consolidated Balance Sheets as of December 31, 2006 and 2005, and the Consolidated Statements of Income, Consolidated Statements of Stockholders' Equity, and Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006, all of FGIC Corporation and its subsidiaries are attached hereto as Exhibit 99.1.




  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  I, John Sadowski, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of MASTR Asset Backed Securities Trust 2006-AB1 (the "Exchange Act periodic reports");

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. I am responsible for reviewing the activities performed by the servicer and based on my knowledge and the compliance review conducted in preparing the servicer compliance statement required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicer has fulfilled its obligations under the servicing agreement; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation
     AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.


     Dated: March 31, 2007

     /s/ John Sadowski
     Signature

     Vice President
     Title





EX-33 (a)
(logo) REGULUS


Report on Assessment of Compliance with Regulation AB Servicing Criteria

1. Pursuant to Subpart 229.1100 - Asset Backed Securities, 17 C.F.R. section
   229. 1100-229.1123 ("Regulation AB"), Regulus Group LLC, for itself and its wholly-owned subsidiaries (individually and collectively "Regulus"), is responsible for assessing its compliance with the servicing criteria applicable to the remittance processing services it provides to customers who are issuers or servicers of asset backed securities transactions and who have requested confirmation of Regulus' compliance in connection with loan and/or receivables portfolios that include pool assets for asset backed securities transactions (the "Platform"). Remittance processing is a service whereby check payments that are remitted by mail to a post office box are collected, processed through a highly automated data capture system, and prepared for deposit to a bank account held by the beneficiary of the payment.

2. The servicing criteria set forth in Item 1122(d) of Regulation AB were used in Regulus' assessment of compliance. Regulus has concluded that the servicing criteria set forth in Items 1122(d)(2)(i) and 1122(d)(4)(iv) of Regulation AB are applicable to the servicing activities it performs with respect to the Platform (such criteria the "Applicable Servicing Criteria"). Regulus has concluded that the remainder of the servicing criteria set forth in Item 1122(d) of Regulation AB are inapplicable to the activities it performs with respect to the Platform because Regulus does not participate in the servicing activities referenced by such servicing criteria.

3. As of and for the year ending December 31, 2006, Regulus has complied in all material respects with the Applicable Servicing Criteria set forth in Item 1122(d) of Regulation AB.

4. KPMG LLP, a registered public accounting firm, has issued an attestation report on Regulus' assessment of compliance with the Applicable Servicing Criteria as of and for the year ending December 31, 2006. A copy of that attestation report is attached hereto as Exhibit A.


/s/ Kimberlee Clark
Kimberlee Clark
Chief Financial Officer

February 22, 2007


860 LATOUR COURT | NAPA, CA | 94558 | TEL: 707.254.4000 | FAX: 707.254.4070
| REGULU5GROUP.COM





EX-33 (b)
(logo) WELLS FARGO HOME MORTGAGE

Wells Fargo Home Mortgage
One Home Campus
Des Moines, IA 50328-0001

YourWellsFargoMortgage.com


Wells Fargo Bank, N.A.

2006 Certification Regarding Compliance with Applicable Servicing Criteria


1. Wells Fargo Bank, N.A. (the "Servicer") is responsible for assessing its compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB as set forth in Exhibit A hereto in connection with the primary servicing of residential mortgage loans by its Wells Fargo Home Mortgage division, other than the servicing of such loans for Freddie Mac, Fannie Mae, Ginnie Mae, state and local government bond programs, or a Federal Home Loan Bank (the servicing "Platform");

2. The Servicer has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities as of and for the year ended December 31, 2006, and the Servicer has elected to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors as set forth in Exhibit A hereto, with the exception of those Vendors that have provided their own report on assessment of compliance with servicing criteria, which reports are attached hereto as Exhibit D;

3. Except as set forth in paragraph 4 below, the Servicer used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

4. The criteria identified as Inapplicable Servicing Criteria on Exhibit A hereto are inapplicable to the Servicer based on the activities it performs with respect to its Platform;

5. The Servicer has complied, in all material respects, with the applicable servicing criteria as of and for the year ended December 31, 2006, except as described on Exhibit B hereto;

6. The Servicer has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria as of and for the year ended December 31, 2006;

7. The Servicer has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria for the year ended December 31, 2006; and

8. KPMG LLP, a registered public accounting firm, has issued an attestation report on the Servicer's assessment of compliance with the applicable servicing criteria as of and for the year ended December 31, 2006, which attestation report is included on Exhibit C attached hereto.

March 1, 2007

WELLS FARGO BANK, N.A.

By:  /s/ Mary C. Coffin
Mary C. Coffin
Executive Vice President


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.


(page)


EXHIBIT A
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

General Servicing Considerations

                 Policies and procedures are instituted to monitor any performance or       X
                 other triggers and events of default in accordance with the
1122(d)(1)(i)    transaction agreements.

                 If any material servicing activities are outsourced to third parties,      X
                 policies and procedures are instituted to monitor the third party's
1122(d)(1)(ii)   performance and compliance with such servicing activities.

                 Any requirements in the transaction agreements to maintain a back-up                                         X
1122(d)(1)(iii)  servicer for the mortgage loans are maintained.

                 A fidelity bond and errors and omissions policy is in effect on the        X
                 party participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in
1122(d)(1)(iv)   accordance with the terms of the transaction agreements.

Cash Collection and Administration

                 Payments on mortgage loans are deposited into the appropriate              X^1                  X^2
                 custodial bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of
1122(d)(2)(i)    days specified in the transaction agreements.

                 Disbursements made via wire transfer on behalf of an obligor or to an      X
1122(d)(2)(ii)   investor are made only by authorized personnel.

                 Advances of funds or guarantees regarding collections, cash flows or       X
                 distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the
1122(d)(2)(iii)  transaction agreements.

                 The related accounts for the transaction, such as cash reserve             X
                 accounts or accounts established as a form of overcollateralization are separately maintained (e.g., with respect to commingling of cash)
1122(d)(2)(iv)   as set forth in the transaction agreements.

                 Each custodial account is maintained at a federally insured                X
                 depository institution as set forth in the transaction agreements.
                 For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule
1122(d)(2)(v)    13k-1(b)(1) of the Securities Exchange Act.

1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent unauthorized access.      X^3                  X^4


(page)


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

                 Reconciliations are prepared on a monthly basis for all asset-backed       X
                 securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A)
                 mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation, and
                 (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the
1122(d)(2)(vii)  transaction agreements.

Investor Remittances and Reporting

                 Reports to investors, including those to be filed with the                 X
                 Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number
1122(d)(3)(i)    of mortgage loans serviced by the Servicer.

                 Amounts due to investors are allocated and remitted in accordance          X
                 with timeframes, distribution priority and other terms set forth in
1122(d)(3)(ii)   the transaction agreements.

                 Disbursements made to an investor are posted within two business days      X
                 to the Servicer's investor records, or such other number of days
1122(d)(3)(iii)  specified in the transaction agreements.

                 Amounts remitted to investors per the investor reports agree with          X
                 cancelled checks, or other form of payment, or custodial bank
1122(d)(3)(iv)   statements.

Pool Asset Administration

                 Collateral or security on mortgage loans is maintained as required by      X
1122(d)(4)(i)    the transaction agreements or related mortgage loan documents.

                 Mortgage loan and related documents are safeguarded as required by         X
1122(d)(4)(ii)   the transaction agreements.

                 Any additions, removals or substitutions to the asset pool are made        X
                 reviewed and approved in accordance with any conditions or
1122(d)(4)(iii)  requirements in the transaction agreements.

                 Payments on mortgage loans, including any payoffs, made in                 X^5                  X^6
                 accordance with the related mortgage loan documents are posted to the
                 Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan
1122(d)(4)(iv)   documents.

                 The Servicer's records regarding the mortgage loans agree with the         X
                 Servicer's records with respect to an obligor's unpaid principal
1122(d)(4)(v)    balance.

                 Changes with respect to the terms or status of an obligor's mortgage       X
                 loans (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the
1122(d)(4)(vi)   transaction agreements and related pool asset documents.


(page)


                                 Servicing Criteria                                          Applicable Servicing       Inapplicable
                                                                                                  Criteria                Servicing
                                                                                                                          Criteria
Reference                                  Criteria                                     Performed           Performed
                                                                                           by                   by
                                                                                        Servicer            Vendor(s)

                 Loss mitigation or recovery actions (e.g., forbearance plans,              X
                 modifications and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established
1122(d)(4)(vii)  by the transaction agreements.

                 Records documenting collection efforts are maintained during the           X
                 period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is
1122(d)(4)(viii) deemed temporary (e.g., illness or unemployment).

                 Adjustments to interest rates or rates of return for mortgage loans        X
                 with variable rates are computed based on the related mortgage loan
1122(d)(4)(ix)   documents.

                 Regarding any funds held in trust for an obligor (such as escrow           X
                 accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B)
                 interest on such funds is paid, or credited to obligors in accordance with applicable mortgage loan documents and state laws;
                 and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other
1122(d)(4)(x)    number of days specified in the transaction agreements.

                 Payments made on behalf of an obligor (such as tax or insurance            X^7                  X^8
                 payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such
1122(d)(4)(xi)   other number of days specified in the transaction agreements.

                 Any late payment penalties in connection with any payment to be made       X
                 on behalf of an obligor are paid from the Servicer's funds and not charged in the obligor, unless the late payment was due to the
1122(d)(4)(xii)  obligor's error or omission.

                 Disbursements made on behalf of an obligor are posted within two           X^9                  X^10
                 business days to the obligor's records maintained by the servicer, or
1122(d)(4)(xiii) such other number of days specified in the transaction agreements.

                 Delinquencies, charge-offs and uncollectible accounts are recognized       X
1122(d)(4)(xiv)  and recorded in accordance with the transaction agreements.

                 Any external enhancement or other support, identified in Item                                                X
                 1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained
1122(d)(4)(xv)   as set forth in the transaction agreements.


1 A portion of this servicing criteria is performed by a vendor, as set forth in footnote 2 below.
2 A lockbox vendor receives payments, creates transaction files, deposits checks, reconciles files to deposits and transmits the transaction files to Wells Fargo. See Exhibit D.
3 A portion of this servicing criteria is performed by vendors, as set forth in footnote 4 below.
4 Insurance vendors prepare and safeguard checks on behalf of Wells Fargo. As to one such vendor, see Exhibit D.
5 A portion of this servicing criteria is performed by a vendor, as set forth in footnote 6 below.
6 A lockbox vendor receives payments, creates transaction files, deposits checks, reconciles files to deposits and transmits the transaction files to Wells Fargo. See Exhibit D.
7 A portion of this servicing criteria is performed by vendors, as set forth in footnote 8 below.
8 Insurance vendors obtain renewal invoices, create disbursement transactions and submit payments to payees. As to one such vendor, see Exhibit D.
9 A portion of this servicing criteria is performed by one or more vendors, as set forth in footnote 10 below.
10 Insurance vendors obtain renewal invoices, create disbursement transactions and submit payments to payees.
As to one such vendor, see Exhibit D.




(page)


EXHIBIT B
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria

Wells Fargo Bank, N.A. ("Wells Fargo") acknowledges the following material instances of noncompliance with the applicable servicing criteria:

1. 1122(d)(3)(i) - Delinquency Reporting - For certain loans sub-serviced by Wells Fargo or for which servicing rights were acquired on a bulk-acquisition basis, Wells Fargo determined that it provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. The incomplete reporting only affected securitizations that included delinquent loans. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided. Wells Fargo subsequently included additional data in the monthly remittance reports, providing the actual borrower due date and unpaid principal balance, together with instructions to use these new fields if such monthly remittance reports are used to calculate delinquency ratios.

2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - Wells Fargo determined that, as required by certain servicing agreements, it did not provide investors with prior notification of intent to foreclose. While investors received monthly delinquency status reports that listed loans in foreclosure, such reports were received after such loans had been referred to an attorney. A new process is being implemented to send such notifications if contractually required, unless an investor opts out in writing.


(page)


EXHIBIT C
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


Report or Independent Registered Public Accounting Firm


(page)


EXHIBIT D
to
Wells Fargo Bank, N.A.'s
2006 Certification Regarding Compliance With Applicable Servicing Criteria


Vendors' Reports on Assessment of Compliance With Servicing Criteria





EX-33 (c)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (d)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (e)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Document Custody
1015 10th Avenue SE
Minneapolis, MN 55414


Appendix I


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. The Company has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006, for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: The servicing criteria set forth in Item 1122(d)(4)(i) and 1122(d)(4)(ii), in regard to the activities performed by the Company with respect to the Platform (the "Applicable Servicing Criteria"). The Company has determined that all other servicing criteria set forth in Item 1122(d) are not applicable to the Platform.

Period: Twelve months ended December 31, 2006 (the "Period").

With respect to the Platform, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2. The Company has assessed compliance with the Applicable Servicing
Criteria. In performing this assessment, the Company used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's assessment of compliance as of and for the Period.


WELLS FARGO BANK, NATIONAL ASSOCIATION

By: /s/ Shari L. Gillund
Shari L. Gillund

Its: Senior Vice President

Dated: March 1, 2007





EX-33 (f)
(logo) ZC STERLING

ZC Sterling Corporation
210 Interstate North Parkway
Suite 400
Atlanta, GA 30339

Tel 770.690.8400
Fax 770.690.8240
http://www.zcsterling.com


Report on Assessment of Compliance with Securities and Exchange
Commission's Regulation AB Servicing Criteria

For the calendar year ending December 31 2006, or portion thereof (the "Period"), ZC Sterling Insurance Agency, Inc. ("ZCSIA") has been a subcontractor for Servicers identified in Appendix A.

The undersigned are Senior Vice Presidents of ZCSIA, have sufficient authority to make the statements contained in this Assertion and are responsible for assessing compliance with the servicing criteria applicable to ZCSIA. ZCSIA has used the servicing criteria communicated to ZCSIA by the Servicer to assess compliance with the applicable servicing criteria. Accordingly, servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and
1122 (d) 4(xiii) are applicable to the activities performed by ZCSIA with respect to the Platforms covered by this report. The remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by ZCSIA with respect to the Platform covered by this report. As a subcontractor for Servicer, ZCSIA has determined that it complied in all material respects with the servicing criteria listed below. ZCSIA engaged Ernst & Young, LLP ("E&Y"), a registered public accounting firm, to review ZCSIA's assessment, and E&Y has issued an attestation report on ZCSIA's assessment of compliance with the applicable servicing criteria for the Period.

1. ZCSIA maintained a fidelity bond and errors & omissions policy in effect on ZCSIA throughout the reporting period in the amount of coverage required by the transaction agreements between the Servicer and ZCSIA (1122(d)((1)(iv)).

2. To the extent that ZCSIA prints checks for Servicer or otherwise has Servicer's checks or check stock, unissued checks are safeguarded so as to prevent unauthorized access (1122(d)(2)(vi)). [AS OF DECEMBER 31, 2006, THIS PROVISION WILL APPLY ONLY FOR THE FOLLOWING SERVICERS: ABN Amro Mortgage Group, Inc, Option One Mortgage Corporation, Sun Trust Mortgage, Inc., HomEq Servicing Corporation, Wachovia Insurance Corporation, Wells Fargo Home Mortgage.


(page)


3. Payments made on behalf of Servicer's obligor for insurance premiums are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the Servicer at least thirty (30) calendar days prior to these dates, or such other number of days specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xi)).

4. Any late payment penalties in connection with any payment for insurance to be made on behalf of Servicer's obligor are paid from the Servicer's funds or ZCSIA's funds and not charged to Servicer's obligor, unless the late payment was due to the obligor's error or omission (1122(d)(4)(xii)).

5. File(s) provided to Servicer from which Servicer may make disbursements made on behalf of Servicer's obligor are provided to Servicer on an accurate and timely basis and the information thereon is subject to such controls as are specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xiii)).

Sincerely,
ZC STERLING INSURANCE AGENCY, INC.

By: /s/ Arthur J. Castner
Arthur J. Castner

Title: Senior Vice President - Hazard Operations

Date: February 20, 20007

By: /s/ James P. Novak
James P. Novak

Title: Senior Vice President & General Counsel

Date: February 20, 2007



2


(page)


Appendix A
The following is a list of Clients serviced on the ZC Sterling Integrated Product Solution (ZIPS) Platform:

1. ABN Amro Mortgage Group, Inc.
2. Dovenmuehle Mortgage, Inc.
3. HomEq Servicing Corporation
4. Option One Mortgage Corporation
5. People's Choice Home Loan, Inc.
6. Sun Trust Mortgage, Inc.
7. Wachovia Insurance Agency (and its affiliates, including Wachovia Mortgage Corporation)
8. Wells Fargo Home Mortgage



3





EX-34 (a)
(logo) KPMG

KPMG LLP
1601 Market Street
Philadelphia, PA 19103-2499


Report of Independent Registered Public Accounting Firm

The Board of Members
Regulus Group LLC:

We have examined management's assessment for those customers that management has informed us have requested confirmation of compliance, included in the accompanying Report on Assessment of Compliance with Regulation AB Servicing Criteria, that Regulus Group LLC complied with the servicing criteria set forth in Item 1122(d)(2)(i) and 1122(d)(4)(iv) of the Securities and Exchange Commission's Regulation AB for remittance processing services to those issuers of asset backed securities and servicers of loan and/or receivables portfolios that include pool assets for asset backed securities transactions (the Platform) as of and for the year ended December 31, 2006. Regulus Group LLC has determined that the remainder of the servicing criteria are not applicable to the activities it performs with respect to the Platform as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assessment that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP


Philadelphia, PA
February 22, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (b)
(logo) KPMG

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309


Report of Independent Registered Public Accounting Firm

The Board of Directors
Wells Fargo Bank, N.A.:

We have examined Wells Fargo Bank, N.A.'s (the Company) compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for its primary servicing of residential mortgage loans by its Wells Fargo Home Mortgage division, other than the servicing of such loans for Freddie Mac, Fannie Mae, Ginnie Mae, state and local government bond programs, or a Federal Home Loan Bank (the Platform), except for servicing criteria 1122(d)(1)(iii) and 1122(d)(4)(xv), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the year ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following instances of material noncompliance with certain servicing criteria applicable to the Company during the year ended December 31, 2006:

1. 1122(d)(3)(i) - Delinquency Reporting - The Company provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided.

2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - The Company, as required by certain servicing agreements, did not provide investors with prior notification of intent to foreclose.


(page)


(logo) KPMG

As described in the accompanying 2006 Certification Regarding Compliance with Applicable Servicing Criteria, for servicing criteria 1122(d)(2)(i), 1122(d)(2)(vi), 1122(d)(4)(iv), 1122(d)(4)(xi), and 1122(d)(4)(xiii), the
Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered "servicers" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"), with the exception of those vendors who have provided their own reports on assessment of compliance with servicing criteria to the Company, for which the Company does not take such responsibility. As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.


In our opinion, except for the instances of material noncompliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria as of and for the year ended December 31, 2006.


/s/ KPMG LLP

Des Moines, Iowa
March 1, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (c)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperation.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (d)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperation.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (e)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank National Association:

We have examined management's assertion, included in the accompanying Appendix I, that the Document Custody section of the Corporate Trust Services division of Wells Fargo Bank National Association complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006 for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the Platform) as of and for the twelve months ended December 31, 2006. Management has determined that servicing criteria 1122(d)(4)(i) and 1122(d)(4)(ii) are applicable to the activities it performs with respect to the Platform, and that all other servicing criteria set forth in Item 1122(d) are not applicable to the document custody services provided by the Company with respect to the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the period ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Chicago, Illinois
March 1, 2007

KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





EX-34 (f)
(logo) ERNST & YOUNG


Ernst & Young LLP
Suite 2800
600 Peachtree Street
Atlanta, Georgia 30308-2215

Phone: (404) 874-8300
www.ey.com

Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Securities and Exchange Commission's Regulation AB Servicing Criteria, that ZC Sterling Insurance Agency, Inc. (the Company) complied with certain servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the ZC Sterling Integrated Product Solution (ZIPS) hazard insurance outsourcing Platform (Platform) as of and for the year ended December 31, 2006. The Company has determined that only certain servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and 1122 (d) 4(xiii) are applicable to the activities performed by them with respect to the Platform covered by this report. The Company has determined that the remaining servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by them with respect to the Platform covered by this report. See Appendix A of management's assertion for the Platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria, Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the servicing activities related to the Platform, and determining whether the Company performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the Platform. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the ZIPS Platform is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 20, 2007


A Member Practice of Ernst & Young Global





EX-35 (a)
(logo) WELLS FARGO HOME MORTGAGE

Wells Fargo Home Mortgage
One Home Campus
Des Moines,IA 50328-0001



Wells Fargo Bank, N.A.
Servicer Compliance Statement


1. I, John B. Brown, Senior Vice President of Wells Fargo Bank, N.A. ("Wells Fargo") hereby state that a review of the activities of Wells Fargo during the calendar year 2006 and of Wells Fargo's performance under the servicing agreement(s) listed on the attached Exhibit A (the "Servicing Agreement(s)") has been made under my supervision.

2. To the best of my knowledge, based on such review , Wells Fargo has fulfilled all of its obligations under the Servicing Agreement(s) in all material respects throughout 2006.


/s/ John B. Brown
John B. Brown
Senior Vice President
Wells Fargo Bank, N.A.

March 1, 2007


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.


(page)


EXHIBIT A

                                              MASTER
                                        SERVICER/TRUSTEE
CLIENT  INV#             INV                               DEAL NAME

708     349     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2006-2
708     B80     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2005-4
708     B84     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2006-1
708     J82     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2004-1
708     L65     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2005-1
708     M46     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2005-3
708     M72     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2005-2
708     N33     WELLS FARGO HE TRUST    WELLS FARGO CTS    WFHET 2004-2


(page)


106     800     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AP1
106     801     NOMURA PMSR     WELLS FARGO CTS   NAAC 2004-AP3
106     802     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AP3
106     810     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AP2
106     811     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AP3
106     812     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AR3
106     813     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AR4
106     814     NOMURA PMSR     WELLS FARGO CTS   NAAC 2005-AR5
106     815     NOMURA PMSR     WELLS FARGO CTS   NAAC 2006-AP1
106     816     NOMURA PMSR     WELLS FARGO CTS   NHELI 2006-HEI
106     817     NOMURA PMSR     WELLS FARGO CTS   2005-AR6
106     818     NOMURA PMSR     WELLS FARGO CTS   2006-AR1
106     819     NOMURA PMSR     WELLS FARGO CTS   NAAC 2006-AR2
106     821     NOMURA PMSR     WELLS FARGO CTS   NAAC 2006-AF1
106     822     NOMURA PMSR     WELLS FARGO CTS   NAAC 2006-AF2
708     232     NOMURA          WELLS FARGO CTS   NAAC 2004-R2
708     362     NOMURA          WELLS FARGO CTS   NHELI 2006-WF1
708     392     NOMURA          WELLS FARGO CTS   NHELI 2006-HE3
708     451     NOMURA          WELLS FARGO CTS   NAAC 2006-WF1
708     826     NORMURA         WELLS FARGO CTS   NHEL 2006-AF1
708     L46     NOMURA          WELLS FARGO CTS   NAAC 2005-WF1
708     M50     NOMURA          WELLS FARGO CTS   NAAC 2005-AP3


(page)


472     B35     BANK OF AMERICA   SERV                  BAFC 2006-A
472     L63     BANK OF AMERICA   SERV                  BAFC 2005-D
591     J78     BANK OF AMERICA   WFB MASTER SERVICING  BAFC 2004-1
591     M01     BANK OF AMERICA   WFB MASTER SERVICING  ABFC 2002-W1
591     M07     BANK OF AMERICA   WFB MASTER SERVICING  ABFC 2002-WF2
591     P45     BANK OF AMERICA   WFB MASTER SERVICING  BAFC 2003-1
708     366     BANK OF AMERICA   SERV                  BAFC 2006-4 SS#RB16
708     846-001 BANK OF AMERICA   MASTERSERV            BAFC 2006-I
708     849-001 BANK OF AMERICA   SERV                  BAFC 2006-J
708     B15     BANK OF AMERICA   SERV                  BAFC 2006-1
708     B30     BANK OF AMERICA   SERV                  BAFC 2005-07
708     B32     BANK OF AMERICA   SERV                  BAFC 2006-D
708     B35     BANK OF AMERICA   SERV                  BAFC 2006-A
708     B42     BANK OF AMERICA   SERV                  BAFC 2006-2
708     B50     BANK OF AMERICA   SERV                  BAFC 2006-3
708     B65     BANK OF AMERICA   SERV                  BAFC 2005-8
708     B83     BANK OF AMERICA   SERV                  BAFC 2006-F
708     L16     BANK OF AMERICA   SERV                  BAFC 2005-2
708     L29     BANK OF AMERICA   SERV                  ABFC 2005-WF1
708     L51     BANK OF AMERICA   SERV                  BAFC 2005-3
708     L63     BANK OF AMERICA   SERV                  BAFC 2005-D
708     L73     BANK OF AMERICA   WFB MASTER SERVICING  BAFC 2005-E
708     M36     BANK OF AMERICA   WFB MASTER SERVICING  BAFC 2005-6 SS#R964
708     M76     BANK OF AMERICA   SERV                  BAFC 2005-05 SS#R919
708     P24     BANK OF AMERICA   WFB MASTER SERVICING  ABFC 2003-WF1


(page)


472     H62     COUNTRYWIDE     WFB MASTER SERVICING    FNMA 2002-W1
685     H62     COUNTRYWIDE     WFB MASTER SERVICING    FNMA 2002-W1


(page)


106     300     CSMC            WELLS FARGO CTS         PMSR CSFB 2003-29
106     301     CSMC            WELLS FARGO CTS         PMSR CSFB 2003-25
106     302     CSMC            WELLS FARGO CTS         PMSR CSFB 2003-27
106     303     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-1
106     305     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-AR1
106     306     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-AR2
106     307     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-AR3
106     308     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-AR4
106     309     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-4
106     311     CSMC            WELLS FARGO CTS         CSFB 2004-AR6
106     314     CSMC            WELLS FARGO CTS         CSFB 2004-5
106     315     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-ARMT 1
106     316     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-8
106     319     CSMC            WELLS FARGO CTS         PMSR CSFB ARMT 2004-3
106     321     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-6
106     322     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-7
106     324     CSMC            WELLS FARGO CTS         PMSR ARMT 2004-5
106     326     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-1
106     327     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-2
106     331     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-4
106     332     CSMC            WELLS FARGO CTS         2004-AR1
106     333     CSMC            WELLS FARGO CTS         2004-AR2
106     334     CSMC            WELLS FARGO CTS         2004-AR3
106     335     CSMC            WELLS FARGO CTS         2004-AR4
106     336     CSMC            WELLS FARGO CTS         PMSR ARMT 2005-3
106     337     CSMC            WELLS FARGO CTS         PMSR ARMT 2005-4
106     345     CSMC            WELLS FARGO CTS         CSFB 2003-19
106     347     CSMC            WELLS FARGO CTS         PMSR ARMT 2005-5
106     348     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-5
106     352     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-6
106     353     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-6
106     354     CSMC            WELLS FARGO CTS         PMSR CSFB 2004-3
106     355     CSMC            WELLS FARGO CTS         PMSR ARMT 2005-6A
106     357     CSMC            WELLS FARGO CTS         PMSR CSFB 2005-7
106     362     CSMC            WELLS FARGO CTS         PMSR CSFB 2003-21
106     363     CSMC            WELLS FARGO CTS         PMSR ARMT 2005-9
106     364     CSMC            WELLS FARGO CTS         CSFB PMSR 2005-8
106     365     CSMC            WELLS FARGO CTS         PMSR 2003-AR30
106     369     CSMC            WELLS FARGO CTS         PMSR 2005-9
106     374     CSMC            WELLS FARGO CTS         PMSR CSMC 2005-11
106     379     CSMC            WELLS FARGO CTS         CSMC PMSR 2006-2
106     383     CSMC            WELLS FARGO CTS         CSMC 2003-AR30
106     384     CSMC            WELLS FARGO CTS         CSAB 2006-1
106     402     CSMC            WELLS FARGO CTS         CSMC 2006-6
106     403     CSMC            WELLS FARGO CTS         ARMT 2006-3
106     405     CSMC            WELLS FARGO CTS         CSFB 2005-12
106     408     CSMC            WELLS FARGO CTS         CSMC 2006-8
106     409     CSMC            WELLS FARGO CTS         CSAB 2006-2
106     508     CSMC            WELLS FARGO CTS         2004-CF2
106     519     CSMC            WELLS FARGO CTS         CSFB 2005-1
106     526     CSMC            WELLS FARGO CTS         CSFB 2005-3
106     536     CSMC            WELLS FARGO CTS         CSFB 2005-6
106     542     CSMC            WELLS FARGO CTS         CSFB 2005-7


(page)


106     544     CSMC            WELLS FARGO CTS         CSFB 2005-8
106     551     CSMC            WELLS FARGO CTS         CSFB 2005-10
106     577     CSMC            WELLS FARGO CTS         CSMC 2006-8a
106     L62     CSMC            WELLS FARGO CTS         CSFB 2003-27
106     L70     CSMC            WELLS FARGO CTS         CSFB 2003-21
106     L76     CSMC            WELLS FARGO CTS         CSFB 2003-23
106     L81     CSMC            WELLS FARGO CTS         CSFB 2004-3
591     M64     CSMC            WELLS FARGO CTS         CSFB 2005-8
708     281     CSMC            WELLS FARGO CTS         FNT  2001-3 CALL DEAL
708     820     CSMC            WELLS FARGO CTS         CSMC 2006-8
708     821     CSMC            WELLS FARGO CTS         SEE  CAT
708     827     CSMC            WELLS FARGO CTS         CSMC 2006-9
708     829     CSMC            WELLS FARGO CTS         CSAB 2006-3
708     839     CSMC            WELLS FARGO CTS         CSAB-2006-4
708     B49     CSMC            WELLS FARGO CTS         CSFB 2005-12
708     M64     CSMC            WELLS FARGO CTS         CSFB 2005-8
708     M86     CSMC            WELLS FARGO CTS         CSFB 2005-9


(page)


106     S50     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2004-HE3
106     S51     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2005-SD2
106     S52     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2005-SD2 - DSI
106     S53     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2005-HE5
106     S54     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2005 SD3
106     S55     DEUTSCHE BANK SUB       WELLS FARGO CTS  2ACE 2005-SD3 - DSI
106     S56     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2006-SD1
106     S57     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2006-SD1- DSI
106     S58     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2006-SD2
106     S59     DEUTSCHE BANK SUB       WELLS FARGO CTS  ACE 2006-SD2- DSI
106     X01     DEUTSCHE BANK PMSR      WELLS FARGO CTS  ACE 2005-HE5
106     X03     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT05AR1
106     X04     DEUTSCHE BANK PMSR      WELLS FARGO CTS  ACE 2005-HE7
106     X05     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT2005-4
106     X06     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT05-AR2
106     X07     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT2005-5
106     X08     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT2005-6
106     X13     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT 2006-AB2
106     X15     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT 2006-AB3
106     X16     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT 2006-AR3
106     X17     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT 2006-AB4
106     X18     DEUTSCHE BANK PMSR      WELLS FARGO CTS  DBALT 2006-AR4
106     X19     DEUTSCHE PMSR           WELLS FARGO CTS  DBALT 2006-AR5
591     H29     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2001-HE1
591     J27     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2003-HE1
591     L69     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2005-SD2
591     Q68     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2002-HE2
708     372     DEUTSCHE BANK           WELLS FARGO CTS  DBALT 2006-AB3
708     483     DEUTSCHE BANK           WELLS FARGO CTS  DBALT 2006-AB4
708     830     DEUTSCHE BANK           WELLS FARGO CTS  DBALT 2006-AR5
708     B63     DEUTSCHE BANK           WELLS FARGO CTS  DBALT 2006-AF1
708     B88     DEUTSCHE BANK           WELLS FARGO CTS  DBALT 2006-AB1
708     J83     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2004-HE1
708     L86     DEUTSCHE BANK           WELLS FARGO CTS  ACE 2005-WF1


(page)


591     185     EMC                     WELLS FARGO CTS  BSALTA 2006-8
708     341     EMC                     WELLS FARGO CTS  BSABS 2006-2
708     342     EMC                     WELLS FARGO CTS  BSARM 2006-2
591     369     EMC                     WELLS FARGO CTS  BSALTA 2006-4
708     369     EMC                     WELLS FARGO CTS  BSALTA 2006-4
472     376     EMC                     WELLS FARGO CTS  2001-2
591     376     EMC                     WELLS FARGO CTS  2001-2
685     376     EMC                     WELLS FARGO CTS  2001-2
472     382     EMC                     WELLS FARGO CTS  2001-1
472     437     EMC                     WELLS FARGO CTS  BSABS 2006-SD3
591     437     EMC                     WELLS FARGO CTS  BSABS 2006-SD3
685     437     EMC                     WELLS FARGO CTS  BSABS 2006-SD3
708     437     EMC                     WELLS FARGO CTS  BSABS 2006-SD3
472     888     EMC                     WELLS FARGO CTS  BSALTA 2006-7
708     888     EMC                     WELLS FARGO CTS  BSALTA 2006-7
708     909     EMC                     WELLS FARGO CTS  BSALTA 2004-7
685     931     EMC                     WELLS FARGO CTS  BSABS 2004-SD3
708     931     EMC                     WELLS FARGO CTS  BSABS 2004-SD3
591     B13     EMC                     WELLS FARGO CTS  BART 2006-1
708     B13     EMC                     WELLS FARGO CTS  BART 2006-1
591     B22     EMC                     WELLS FARGO CTS  PRIME 2004-2
708     B22     EMC                     WELLS FARGO CTS  PRIME 2004-2
472     B23     EMC                     WELLS FARGO CTS  BSABS 2006-SD1
685     B23     EMC                     WELLS FARGO CTS  BSABS 2006-SD1
708     B23     EMC                     WELLS FARGO CTS  BSABS 2006-SD1.
591     B53     EMC                     WELLS FARGO CTS  BSALTA 2005-10
708     B66     EMC                     WELLS FARGO CTS  BART 2005-12
591     B88     EMC                     WELLS FARGO CTS  *
591     D29     EMC                     WELLS FARGO CTS  BSARM 2004-8
708     D29     EMC                     WELLS FARGO CTS  BSARM 2004-8
591     H68     EMC                     WELLS FARGO CTS  WFHM 2002-W08
472     H78     EMC                     WELLS FARGO CTS  FNMA 2002-26
685     H78     EMC                     WELLS FARGO CTS  EMC FNMA 2002-26
591     H82     EMC                     WELLS FARGO CTS  BART 2003-6
472     H84     EMC                     WELLS FARGO CTS  FNMA 2002-33
685     H84     EMC                     WELLS FARGO CTS  FNMA 2002-33
472     H94     EMC                     WELLS FARGO CTS  BSABS 2002-1
591     H94     EMC                     WELLS FARGO CTS  BSABS 2002-1
685     H94     EMC                     WELLS FARGO CTS  BSABS 2002-1
591     J05     EMC                     WELLS FARGO CTS  BSABS
685     J05     EMC                     WELLS FARGO CTS  BSABS
708     J05     EMC                     WELLS FARGO CTS  BSABS
591     J12     EMC                     WELLS FARGO CTS  BART 2003-7
708     J12     EMC                     WELLS FARGO CTS  BART 2003-7
472     J17     EMC                     WELLS FARGO CTS  BSABS 2003-SD3
591     J17     EMC                     WELLS FARGO CTS  BSABS 2003-SD3
685     J17     EMC                     WELLS FARGO CTS  BSABS 2003-SD3
708     J17     EMC                     WELLS FARGO CTS  BSABS 2003-SD3


(page)


591     J29     EMC                     WELLS FARGO CTS  OPTRED 12-03
685     J29     EMC                     WELLS FARGO CTS  OPTRED 12-03
472     J55     EMC                     WELLS FARGO CTS  PRIME TRUST 2004-CL1
591     J55     EMC                     WELLS FARGO CTS  PRIME TRUST 2004-CL1
685     J55     EMC                     WELLS FARGO CTS  PRIME TRUST 2004-CL1
591     J61     EMC                     WELLS FARGO CTS  BART 2004-1
708     J61     EMC                     WELLS FARGO CTS  BART 2004-1
591     J72     EMC                     WELLS FARGO CTS  PRIME TRUST 2004-CL2
472     J76     EMC                     WELLS FARGO CTS  BSABS 2004-SD1
591     J76     EMC                     WELLS FARGO CTS  BSABS 2004-SD1
685     J76     EMC                     WELLS FARGO CTS  BSABS 2004-SD1
708     J76     EMC                     WELLS FARGO CTS  BSABS 2004-SD1
472     J79     EMC                     WELLS FARGO CTS  BSALTA 2005-5
591     J79     EMC                     WELLS FARGO CTS  BSALTA 2005-5
591     J94     EMC                     WELLS FARGO CTS  BSABS 2004-SD2
708     J94     EMC                     WELLS FARGO CTS  BSABS 2004-SD2
708     K22     EMC                     WELLS FARGO CTS  BART 2004-11
708     L00     EMC                     WELLS FARGO CTS  BART 2005-1
708     L05     EMC                     WELLS FARGO CTS  BSALTA 2005-2
472     L27     EMC                     WELLS FARGO CTS  BSALTA 2005-4
591     L27     EMC                     WELLS FARGO CTS  BALTA 2005-4
591     L50     EMC                     WELLS FARGO CTS  BART 2005-4
708     L50     EMC                     WELLS FARGO CTS  BART 2005-4
708     L56     EMC                     WELLS FARGO CTS  PRIME 2005-2
591     L81     EMC                     WELLS FARGO CTS  BART 2005-5
708     L81     EMC                     WELLS FARGO CTS  BART 2005-5 MS#B378
472     M43     EMC                     WELLS FARGO CTS  BART 2005-10 SS#B443
591     M43     EMC                     WELLS FARGO CTS  BART 2005-10
708     M43     EMC                     WELLS FARGO CTS  BART 2005-10 SS#B443
708     M53     EMC                     WELLS FARGO CTS  BSABS I 2005-AC6 MS#B398
708     M61     EMC                     WELLS FARGO CTS  PRIME 2005-3 MS#R937
708     M78     EMC                     WELLS FARGO CTS  PRIME 2005-4 S/S#R953
708     M87     EMC                     WELLS FARGO CTS  BART 2005-9 S/S#B431
472     M88     EMC                     WELLS FARGO CTS  BSABS 2005-SD4
591     M88     EMC                     WELLS FARGO CTS  BSABS 2005-SD4
685     M88     EMC                     WELLS FARGO CTS  BSABS 2005-SD4
708     M88     EMC                     WELLS FARGO CTS  BSABS 2005-SD4
591     P25     EMC                     WELLS FARGO CTS  BSART 2003-1
708     P25     EMC                     WELLS FARGO CTS  BSART 2003-1
472     P28     EMC                     WELLS FARGO CTS  BSABS 2003-1
591     P28     EMC                     WELLS FARGO CTS  BSABS 2003-1
685     P28     EMC                     WELLS FARGO CTS  BSABS 2003-1
591     P47     EMC                     WELLS FARGO CTS  BART 2003-3
708     P47     EMC                     WELLS FARGO CTS  BART 2003-3
472     P69     EMC                     WELLS FARGO CTS  BSABS 2003-2
591     P69     EMC                     WELLS FARGO CTS  BSABS 2003-2
685     P69     EMC                     WELLS FARGO CTS  BSABS 2003-2
708     P69     EMC                     WELLS FARGO CTS  BSABS 2003-2
472     P76     EMC                     WELLS FARGO CTS  FNMA GT
685     P76     EMC                     WELLS FARGO CTS  FNMA GT
472     P80     EMC                     WELLS FARGO CTS  SAMI 2003-CL1
591     P86     EMC                     WELLS FARGO CTS  BSARM 2003-5


(page)


708     P86     EMC                     WELLS FARGO CTS  BSARM 2003-5
472     P95     EMC                     WELLS FARGO CTS  BSABS 2003-SD1
591     P95     EMC                     WELLS FARGO CTS  BSABS 2003-SD1
685     P95     EMC                     WELLS FARGO CTS  BSABS 2003-SD1
708     P95     EMC                     WELLS FARGO CTS  BSABS 2003-SD1
472     Q15     EMC                     WELLS FARGO CTS  5435-5437
685     Q15     EMC                     WELLS FARGO CTS  5435-5437
472     Q24     EMC                     WELLS FARGO CTS  BSABS 2002-2
591     Q24     EMC                     WELLS FARGO CTS  BSABS 2002-2
685     Q24     EMC                     WELLS FARGO CTS  BSABS 2002-2
591     Q81     EMC                     WELLS FARGO CTS  BART 2002-11
708     Q81     EMC                     WELLS FARGO CTS  BART 2002-11
472     Q82     EMC                     WELLS FARGO CTS  2002-90 FNMA
685     Q82     EMC                     WELLS FARGO CTS  FNMA 2002-90
591     Q94     EMC                     WELLS FARGO CTS  BSARM 2002-12
708     Q94     EMC                     WELLS FARGO CTS  BSARM 2002-12
106     V51     EMC SUB BSABS           WELLS FARGO CTS  BSABS 2005-SD3
                2005-SD3
106     V52     EMC SUB BSABS           WELLS FARGO CTS  BSABS 2005-SD4
                2005-SD4
106     Y24     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-10
                BSALTA 2004-10
106     Y25     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-11
                BSALTA 2004-11
106     Y26     EMC PMSR                WELLS FARGO CTS  BSABS 2002-AC1
                BSABS 2002-AC1
106     Y32     EMC PMSR                WELLS FARGO CTS  BSABS 2003-AC3
                BSABS 2003-AC3
106     Y33     EMC PMSR                WELLS FARGO CTS  BSABS 2003-AC4
                BSABS 2003-AC4
106     Y34     EMC PMSR                WELLS FARGO CTS  BSABS 2003-AC5
                BSABS 2003-AC5
106     Y35     EMC PMSR                WELLS FARGO CTS  BSABS 2003-AC6
                BSABS 2003-AC6
106     Y36     EMC PMSR                WELLS FARGO CTS  BSABS 2003-AC7
                BSABS 2003-AC7
106     Y37     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC1
                BSABS 2004-AC1
106     Y38     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC2
                BSABS 2004-AC2
106     Y39     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC3
                BSABS 2004-AC3
106     Y40     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC4
                BSABS 2004-AC4
106     Y41     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC5
                BSABS 2004-AC5
106     Y42     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC6
                BSABS 2004-AC6
106     Y43     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC7
                BSABS 2004-AC7
106     Y44     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC1
                BSABS 2005-AC1


(page)


106     Y45     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC2
                BSABS 2005-AC2
106     Y46     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC3
                BSABS 2005-AC3
106     Y47     EMC PMSR                WELLS FARGO CTS  PRIME 2003-2
                PRIME 2003-2
106     Y48     EMC PMSR                WELLS FARGO CTS  PRIME 2003-3
                PRIME 2003-3
106     Y49     EMC PMSR                WELLS FARGO CTS  PRIME 2004-1
                PRIME 2004-1
106     Y50     EMC PMSR                WELLS FARGO CTS  PRIME 2005-1
                PRIME 2005-1
106     Y53     EMC PMSR                WELLS FARGO CTS  PRIME 2005-2
                PRIME 2005-2
106     Y64     EMC PMSR                WELLS FARGO CTS  BSABS 2003-AC4
                BSABS 2003-AC4
106     Y65     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC4
                BSABS 2004-AC4
106     Y66     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC1
                BSABS 2005-AC1
106     Y68     EMC PMSR                WELLS FARGO CTS  PRIME 2005-5
                PRIME 2005-5
106     Y69     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC1
                BSABS 2006-AC1
106     Y70     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC2
                BSABS 2006-AC2
106     Y72     EMC PMSR                WELLS FARGO CTS  BSABS 2004-AC4
                BSABS 2004-AC4
106     Y74     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-03
                BSALTA 2004-03
106     Y75     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-04
                BSALTA 2004-04
106     Y76     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-06
                BSALTA 2004-06
106     Y77     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-08
                BSALTA 2004-08
106     Y78     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-09
                BSALTA 2004-09
106     Y79     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-12
                BSALTA 2004-12
106     Y80     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-02
                BSALTA 2005-02
106     Y81     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-03
                BSALTA 2005-03
106     Y84     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-07
                BSALTA 2004-07
106     Y85     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-04
                BSALTA 2005-04
106     Y86     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-05
                BSALTA 2005-05
106     Y87     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC4
                BSABS 2005-AC4


(page)


106     Y88     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC5
                BSABS 2005-AC5
106     Y89     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-07
                BSALTA 2005-07
106     Y91     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC6
                BSABS 2005-AC6
106     Y92     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-08
                BSALTA 2005-08
106     Y93     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC7
                BSABS 2005-AC7
106     Y94     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-09
                BSALTA 2005-09
106     Y96     EMC PMSR                WELLS FARGO CTS  PRIME 2005-4GRP
                PRIME 2005-
                4GRP
106     Y97     EMC PMSR                WELLS FARGO CTS  LUMINENT 2005-1
106     Y98     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC8
                BSABS 2005-AC8
106     Y99     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC9
                BSABS 2005-AC9
106     ZO1     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-10
                BSALTA 2005-10
106     Z02     EMC PMSR                WELLS FARGO CTS  BSALTA 2006-01
                BSALTA 2006-01
106     Z03     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-08
                BSALTA 2004-08
106     Z04     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-04
                BSALTA 2005-04
106     Z05     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-04
                BSALTA 2005-04
106     Z06     EMC PMSR                WELLS FARGO CTS  BSARM 2005-3
                BSARM 2005-3
106     Z07     EMC PMSR                WELLS FARGO CTS  BSARM 2005-4
                BSARM 2005-4
106     Z08     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-5
                BSALTA 2005-5
106     Z09     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-7
                BSALTA 2005-7
106     Z10     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-7
                BSALTA 2005-7
106     Z11     EMC PMSR                WELLS FARGO CTS  BSARM 2005-7
                BSARM 2005-7
106     Z12     EMC PMSR                WELLS FARGO CTS  BSARM 2005-6
                BSARM 2005-6
106     Z13     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-8
                BSALTA 2005-8
106     Z14     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-9
                BSALTA 2005-9
106     Z15     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-9
                BSALTA 2005-9
106     Z16     EMC PMSR                WELLS FARGO CTS  BSARM 2005-12
                BSARM 2005-12


(page)


106     Z17     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-02
                BSALTA 2005-02
106     Z18     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-5
                BSALTA 2005-5
106     Z22     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-3
                BSALTA 2004-3
106     Z23     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-4
                BSALTA 2004-4
106     Z24     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-5
                BSALTA 2004-5
106     Z25     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-6
                BSALTA 2004-6
106     Z26     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-7
                BSALTA 2004-7
106     Z27     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-8
                BSALTA 2004-8
106     Z28     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-9
                BSALTA 2004-9
106     Z29     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-10
                BSALTA 2004-10
106     Z30     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-11
                BSALTA 2004-11
106     Z31     EMC PMSR                WELLS FARGO CTS  BSARM 2004-8
                BSARM 2004-8
106     Z32     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-12
                BSALTA 2004-12
106     Z33     EMC PMSR                WELLS FARGO CTS  BSARM 2004-12
                BSARM 2004-12
106     Z34     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-02
                BSALTA 2005-02
106     Z35     EMC PMSR                WELLS FARGO CTS  BSARM 2005-1
                BSARM 2005-1
106     Z36     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-3
                BSALTA 2005-3
106     Z37     EMC PMSR                WELLS FARGO CTS  BSALTA 2006-2
                BSALTA 2006-2
106     Z38     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC1
                BSABS 2006-AC1
106     Z39     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC3
                BSABS 2006-AC3
106     Z40     EMC PMSR                WELLS FARGO CTS  BSALTA 2006-3
                BSALTA 2006-3
106     Z44     EMC PMSR                WELLS FARGO CTS  BSALTA 2005-8
                BSALTA 2005-8
106     Z46     EMC PMSR                WELLS FARGO CTS  PRIME 2006-1
                PRIME 2006-1
106     Z47     EMC PMSR                WELLS FARGO CTS  BSABS 2006-SD2
                BSABS 2006-SD2
106     Z50     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-11
                BSALTA 2004-11
106     Z51     EMC PMSR                WELLS FARGO CTS  BSALTA 2004-12
                BSALTA 2004-12


(page)


106     Z52     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC2
                BSABS 2006-AC2
106     Z53     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC4
                BSABS 2006-AC4
106     Z54     EMC PMSR BSMF           WELLS FARGO CTS  BSMF 2006-AC1
                2006-AC1
106     Z55     EMC PMSR                WELLS FARGO CTS  BSABS 2005-AC9
                BSABS 2005-AC9
106     Z56     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC1
                BSABS 2006-AC1
106     Z57     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC2
                BSABS 2006-AC2
106     Z58     EMC PMSR                WELLS FARGO CTS  BSALTA 2006-7a
                BSALTA 2006-7a
106     Z59     EMC PMSR                WELLS FARGO CTS  BSABS 2006-AC3
                BSABS 2006-AC3
106     Z60     EMC PMSR                WELLS FARGO CTS  PRIME 2005-2
                PRIME 2005-2
106     Z61     EMC PMSR                WELLS FARGO CTS  PRIME 2005-5
                PRIME 2005-5
106     Z62     EMC PMSR                WELLS FARGO CTS  PRIME 2006-1
                PRIME 2006-1


(page


708     F32     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2004-14
472     440     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2006-RP2
472     B70     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2006-AR2
591     822     GOLDMAN SACHS                   WELLS FARGO CTS   GSRPM 2006-16
591     L18     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR2
591     L66     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR4
685     440     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2006-RP2
685     L02     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2005-RP1
708     395     GOLDMAN SACHS                   WELLS FARGO CTS   GSAA 2006-14
708     440     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2006-RP2
708     822     GOLDMAN SACHS                   WELLS FARGO CTS   GSRPM 2006-16
708     B07     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2006-AR1
708     B70     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR2
708     K42     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR1
708     L02     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2005-RP1
708     L18     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR2
708     L34     GOLDMAN SACHS                   WELLS FARGO CTS   GSAA 2005-5
708     L64     GOLDMAN SACHS                   WELLS FARGO CTS   GSAA 2005-7
708     L66     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR4
106     G03     GOLDMAN PMSR GSAA 2006-1        WELLS FARGO CTS   GSAA 2005-9
106     G07     GOLDMAN PMSR GSR 2005-9F        WELLS FARGO CTS   GSR 2005-8F
106     G08     GOLDMAN PMSR GSR 2005-AR        WELLS FARGO CTS   GSR 2005-9F
106     G09     GOLDMAN PMSR GSR 2005AR5        WELLS FARGO CTS   GSR 2005-AR3
106     G11     GOLDMAN PMSR GSAA 200512        WELLS FARGO CTS   GSAA 2005-11
106     G13     GOLDMAN PMSR GSAA 2005-6        WELLS FARGO CTS   GSAA 2005-14
106     G14     GOLDMAN PMSR GSAA 2005-9        WELLS FARGO CTS   GSAA 2005-6
106     G15     GOLDMAN PMSR GSAA 200615        WELLS FARGO CTS   GSAA 2006-13
708     461     GOLDMAN SACHS                   WELLS FARGO CTS   GSAA 2006-16
708     840     GOLDMAN SACHS                   WELLS FARGO CTS   GSAA 2006-18
472     J11     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-02
472     J18     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-03
472     J62     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2004-1
472     K42     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR1
472     L02     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2005-RP1
472     P48     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-1
685     403     GOLDMAN SACHS                   WELLS FARGO CTS   RMSC 1994-7 TRUST
                                                                  COLLAPS
685     J11     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-02
685     J18     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-03
685     J62     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2004-1
708     J62     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2004-1
708     M31     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR7
708     M57     GOLDMAN SACHS                   WELLS FARGO CTS   GSR 2005-AR5
708     M92     GOLDMAN SACHS                   WELLS FARGO CTS   GSAA 2005-12
936     J80     GOLDMAN SACHS GMPS 2003-2       WELLS FARGO CTS   GSAMPS 2003-2
936     J81     GOLDMAN SACHS MTGE CO           WELLS FARGO CTS   GSAMPS 2003-3
936     J82     GOLDMAN SACH GSMPS2004-01       WELLS FARGO CTS   GSMPS 2004-1
936     J83     GOLDMAN SACHS GSMPS2004-3       WELLS FARGO CTS   GSMPS 2004-3
708     J11     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-02
708     J18     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-03
685     P48     GOLDMAN SACHS                   WELLS FARGO CTS   GSMPS 2003-1


(page)


106     U06     GREENWICH PMSR SOUNDVIEW        WF MASTER SERVICING     SOUNDVIEW 2006-NLC1
708     M79     GREENWICH                       WFB MASTER SERVICING    RBSGC 2005-A S/S #RB06


(page)


106     202     HSBC PMSR FFML 2006-FF11        WF MASTER SERVICING     FFML 2006-FF11
106     203     HSBC PMSR HASCO 2006 HE1        WF MASTER SERVICING     HASCO 2006 HE1


(page)


106     265     UBS SUB FROM HUD 601#2      UBS             *
106     909     UBS PMSR GMAC WHOLE LNS     UBS             UBS GMAC WHOLE LOANS
106     915     UBS PMSR WHOLE LOANS        UBS             UBS WHOLE LOAN
472     H00     UBS                         UBS             MMSTR 2004-1 AAR
591     H00     UBS                         UBS             MMSTR 2004-1 AAR
685     H00     UBS                         UBS             MMSTR 2004-1 AAR
708     H00     UBS                         UBS             MMSTR 2004-1 AAR
591     H02     UBS                         UBS             MASTR 2006-1
591     H03     UBS                         UBS             *
472     K32     UBS                         UBS             FANNIE MAE 2004-W14
685     K32     UBS                         UBS             FANNIE MAE 2004-W14
708     K32     UBS                         UBS             FANNIE MAE 2004-W14
472     L09     UBS                         UBS             MARP 2005-1
685     L09     UBS                         UBS             MARP 2005-1
708     L09     UBS                         UBS             MARP 2005-1
708     M99     UBS                         UBS             UBS
106     Q50     UBS SUB MASC 2004-2         UBS             MASD 2004-2
106     Q51     UBS SUB MASTR SLT 2005-1    UBS             UBS MASTR SLT 2005-1
106     Q52     UBS SUB MASD 2005-2         UBS             MASD 2005-2
106     Q53     UBS SUB MASD 2005-3         UBS             MASD 2005-3
106     Q54     UBS SUB MASD 2006-1         UBS             MASD 2006-1
106     Q55     UBS SUB MASD 2006-2         UBS             MASD 2006-2
106     Q56     UBS SUB MASD 2006-3         UBS             MASD 2006-3
708     U04     UBS BANK                    UBS BANK        UBS BANK
708     426     UBS WARBURG                 UBS WARBURG     *
708     L76     UBS WARBURG                 UBS WARBURG     WFMR 2005-M06
472     P68     UBS WARBURG                 UBS WARBURG     WFHM CONFORMING


(page)


106     726     LEHMAN PMSR SASCO 2006BC        WELLS FARGO MASTER SERV  SASCO 2006-BC3
106     729     LEHMAN PMSR SASCO 06-BC5        WELLS FARGO MASTER SERV  SASCO 2006-BC5
106     731     LEHMAN PMSR SASCO 06-BC4        WELLS FARGO MASTER SERV  SASCO 2006-BC4
106     K13     LEHMAN SUB SASCO 2006-BC5       WELLS FARGO MASTER SERV  SASCO 2006-BC5
106     K16     LEHMAN SUB SASCO 2006-BC2       WELLS FARGO MASTER SERV  SASCO 2006-BC2
106     K18     LEHMAN SUB SAIL 2006-3          WELLS FARGO MASTER SERV  SAIL 2006-3
106     K68     LEHMAN SUB 2004-7 DSI           WELLS FARGO MASTER SERV  SAIL 2004-7 DSI


(page)


708     175     MASSACHUSETTS MUTUAL            WFB MASTER SERVICING     *


(page)


591     B04     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-11AR
591     BO1     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-9AR
591     B18     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2006-3AR
591     M33     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-6AR
591     M58     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-5AR
708     BO1     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-9AR
708     B04     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-11AR
708     B18     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2006-3AR
708     B17     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2006-1AR
106     P05     MORGAN PMSR MSM 2004-6AR        WELLS FARGO CTS         MSM 2004-6AR
106     P06     MORGAN PMSR MSM 7AR             WELLS FARGO CTS         MSM 7AR
106     P07     MORGAN PMSR MSM 4               WELLS FARGO CTS         MSM 4
106     P08     MORGAN PMSR MSM 8AR             WELLS FARGO CTS         MSM 8AR
106     P09     MORGAN PMSR MSM 9               WELLS FARGO CTS         MSM 9
106     P10     MORGAN PMSR MSM 10AR            WELLS FARGO CTS         MSM 1OAR
106     P11     MORGAN PMSR MSM 11AR            WELLS FARGO CTS         MSM 11AR
106     P12     MORGAN PMSR MSM 20051FIN        WELLS FARGO CTS         MSM 20051F1N
106     P13     MORGAN PMSR MSM20052ARFIN       WELLS FARGO CTS         MSM20052ARFIN
106     P15     MORGAN PMSR MSM 2005-6AR        WELLS FARGO CTS         MSM 2005-6AR
106     P16     MORGAN PMSR MSM 2005-4          WELLS FARGO CTS         MSM 2005-4
106     P17     MORGAN PMSR MSM 2005-5AR        WELLS FARGO CTS         MSM 2005-5AR
106     P25     MORGAN PMSR MSM 2005-7          WELLS FARGO CTS         MSM 2005-7
106     P32     MORGAN PMSR MSM 2005-3AR        WELLS FARGO CTS         MSM 2005-3AR
106     P35     MORGAN PMSR MSM 2005-10         WELLS FARGO CTS         MSM 2005-10
106     P36     MORGAN PMSR MSM 2005-9AR        WELLS FARGO CTS         MSM 2005-9AR
106     P37     MORGAN PMSR MSM 2005-11AR       WELLS FARGO CTS         MSM 2005-11AR
106     P38     MORGAN PMSR MSM 2006-1AR        WELLS FARGO CTS         MSM 2006-1AR
106     P39     MORGAN PMSR MSM 2006-2AR        WELLS FARGO CTS         MSM 2006-2AR
106     P40     MORGAN PMSR MSM 2006-3AR        WELLS FARGO CTS         MSM 2006-3AR
106     P46     MORGAN PMSR MSM 2006-7          WELLS FARGO CTS         MSM 2006-7
106     P56     MORGAN PMSR MSM 2006-11         WELLS FARGO CTS         MSM 2006-11
106     P58     MORGAN PMSR MSM 2006-6AR        WELLS FARGO CTS         MSM 2006-6AR
106     P59     MORGAN PMSR MSM 2006-8AR        WELLS FARGO CTS         MSM 2006-8AR
106     P62     MORGAN PMSR MSM 2006-9AR        WELLS FARGO CTS         MSM 2006-9AR
106     P63     MORGAN PMSR MSM 2006-2          WELLS FARGO CTS         MSM 2006-2
708     J63     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2004-2AR
708     M33     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-6AR
708     M58     MORGAN STANLEY                  WELLS FARGO CTS         MSM 2005-5AR
472     B08     MORGAN STANLEY                  WELLS FARGO CTS         *
708     389     MORGAN STANLEY                  WILSHIRE FHA LOAN       ATTN ROSS LEVINE


(page)


106     V0l     SOCIETE GEN PMSR WHOLE          WELLS FARGO CTS         SOC GEN WHOLE LN
106     V03     SOCIETE GEN PMSR                WELLS FARGO CTS         SGMS 2006-FRE2


(page)


106    H62      SOPAC 1998-1        Wells Fargo CTS      SOPAC 98-1
106    H63      SOPAC 1998-2        Wells Fargo CTS      SOPAC 98-2


(page)


591     H76-001     THORNBURG       WFB MASTER SERVICING    TMST 2002-2
591     H76-002     THORNBURG       WFB MASTER SERVICING    WFHM 2002-W46
591     H76-003     THORNBURG       WFB MASTER SERVICING    WFHM 2002-W53
591     H76-004     THORNBURG       WFB MASTER SERVICING    WFHM 2002-W52
591     J73         THORNBURG       WFB MASTER SERVICING    THORNBURG 2004-1
591     P43         THORNBURG       WFB MASTER SERVICING    TMST 2003-2
708     382         THORNBURG       WFB MASTER SERVICING    TMST 2006-4
708     390         THORNBURG       WFB MASTER SERVICING    TMST 2006-5
708     B09-001     THORNBURG       WFB MASTER SERVICING    BOA SALE
708     B09-002     THORNBURG       WFB MASTER SERVICING    TMST 2006-1
708     B60         THORNBURG       WFB MASTER SERVICING    TMST 2005-4
708     J73         THORNBURG       WFB MASTER SERVICING    THORNBURG 2004-1
708     L68         THORNBURG       WFB MASTER SERVICING    EMC TRNSF HORNBURG 2005-2
708     M84         THORNBURG       WFB MASTER SERVICING    TMST 2005-3
708     M84-001     THORNBURG       WFB MASTER SERVICING    WELLS 2005-20/LEHMAN SALE
708     P16         THORNBURG       WFB MASTER SERVICING    WFHM 2003-W06
708     P43         THORNBURG       WFB MASTER SERVICING    TMST 2003-2


(page)


708     H06     UBS WARBURG               WFB MASTER SERVICING    *
472     J15     UBS WARBURG               WFB MASTER SERVICING    SEE CAT
685     J15     UBS WARBURG               WFB MASTER SERVICING    *
472     M59     UBS WARBURG               WFB MASTER SERVICING    MARP 2005-2
685     M59     UBS WARBURG               WFB MASTER SERVICING    MARP 2005-2
472     H04     UBS WARBURG               WFB MASTER SERVICING    *
106     904     UBS PMSR MAST2005-2       WFB MASTER SERVICING    MAST 2005-2
106     905     UBS PMSR MABS05-AB1       WFB MASTER SERVICING    MABS 05-AB1
106     908     UBS PMSR MALT2005-5       WFB MASTER SERVICING    MALT2005-5
106     910     UBS PMSR MALT2005-3       WFB MASTER SERVICING    MALT2005-3
106     911     UBS PMSR MALT2005-4       WFB MASTER SERVICING    MALT2005-4
106     913     UBS PMSR MAST2005-6       WFB MASTER SERVICING    MASTR 05-6
106     919     UBS PMSR MALT 2006-1      WFB MASTER SERVICING    MALT 2006-1
106     920     UBS PMSR MABS 06-AB1      WFB MASTER SERVICING    MABS06-AB1
106     921     UBS PMSR MABS 2006-NC1    WFB MASTER SERVICING    MABS 2006-NC1
106     922     UBS PMSR MASTR 2006-HE1   WFB MASTER SERVICING    MASTR 2006-HE1
106     923     UBS PMSR MAST 2006-1      WFB MASTER SERVICING    MAST 2006-1
106     924     UBS PMSR MASTR 2006-2     WFB MASTER SERVICING    MASTR 2006-2
106     931     UBS PMSR MABS 2006-HE4    WFB MASTER SERVICING    MABS 2006-HE4
708     H02     UBS WARBURG               WFB MASTER SERVICING    *
708     H03     UBS WARBURG               WFB MASTER SERVICING    *
591     H04     UBS WARBURG               WFB MASTER SERVICING    *
708     H04     UBS WARBURG               WFB MASTER SERVICING    *
708     H05     UBS WARBURG               WFB MASTER SERVICING    *
708     J15     UBS WARBURG               WFB MASTER SERVICING    *
591     J90     UBS WARBURG               WFB MASTER SERVICING    OPTRED 04-2004
708     J90     UBS WARBURG               WFB MASTER SERVICING    *
708     M32     UBS                       WFB MASTER SERVICING    MABS 2005-AB1
708     M59     UBS                       WFB MASTER SERVICING    MARP 2005-2
708     M71     UBS                       WFB MASTER SERVICING    MASTR 2005-WF1 S/S#U219
591     Q27     UBS WARBURG               WFB MASTER SERVICING    MARM 2002-3
591     Q32     UBS WARBURG               WFB MASTER SERVICING    WFHM 2002-S01
591     P23     UBS WARBURG               WFB MASTER SERVICING    MSSTR 2003-1
708     P23     UBS WARBURG               WFB MASTER SERVICING    MSSTR 2003-1


(page)


                WACHOVIA        WELLS FARGO CTS   *
                NATIONAL
685     D61     BANK
708     280     WACHOVIA        WELLS FARGO CTS   *





EX-35 (b)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.


March 06, 2007

Mortgage Asset Securitization Transactions, Inc.
1285 Avenue of the Americas
New York, NY 10019

RE: Annual Statement As To Compliance for MASTR Asset Backed Securities Trust 2006-AB1

Per Section 3.21.a of the Pooling and Servicing Agreement, dated as of 2/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Master Servicer), hereby certifies the following for the 2006 calendar year or portion thereof:


(A) Review of the Master Servicer's activities during the preceding calendar year or portion thereof and of the Master Servicer's performance under this Agreement, has been made under such officer's supervision.

(B) To the best of such officer's knowledge, based on such review, such party has fulfilled all its obligations under this Agreement, in all material respects throughout such year or portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.

(C) Notwithstanding anything herein to contrary (and noting that, to the extent of any inconsistency, any and all other statements, certifications or assertions herein are subject to the following): instances of noncompliance related to the subject transaction for the applicable reporting period are identified on Schedule A hereto.



Certified By:
/s/ Barry Akers
Barry Akers
Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary


(page)


Schedule A




Payment/Distribution Calculation Errors

During the reporting period, certain errors were made in connection with the calculation of payments/distributions on the securities. To the best of the signing officer's knowledge, each such error, which may or may not have been material, has been identified and remedied and any related corrective action has been disclosed in a report previously filed with the SEC in respect of the reporting period.





EX-35 (c)

(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

March 28, 2007

Mortgage Asset Securitization Transactions, Inc.
1285 Avenue of the Americas
New York, NY 10019

RE: Annual Statement As To Compliance for MASTR Asset Backed Securities Trust 2006-AB1

Per Section 3.21(a) of the Pooling and Servicing Agreement, dated as of 2/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Trust Administrator), hereby certifies the following for the 2006 calendar year or portion thereof:

(A) Review of the party's activities during the preceding calendar year or portion thereof and of the party's performance under this Agreement, has been made under such officer's supervision.

(B) To the best of such officer's knowledge, based on such review, such party has fulfilled all its obligations under this Agreement, in all material respects throughout such year or portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.

(C) Notwithstanding anything herein to contrary (and noting that, to the extent of any inconsistency, any and all other statements, certifications or assertions herein are subject to the following): instances of noncompliance related to the subject transaction for the applicable reporting period are identified on Schedule A hereto.


Certified By:
/s/ Scott Strack
Scott Strack, vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary


(page)

Schedule A

Payment/Distribution Calculation Errors


During the reporting period, certain errors were made in connection with the calculation of payments/distributions on the securities. To the best of the signing officer's knowledge, each such error, which may or may not have been material, has been identified and remedied and any related corrective action has been disclosed in a report previously filed with the SEC in respect of the reporting period.



Ex-99.1

Consolidated Financial Statements
Financial Guaranty Insurance Company and Subsidiaries
December 31, 2006
with Report of Independent Auditors








                      Financial Guaranty Insurance Company and Subsidiaries

                                Consolidated Financial Statements


                                        December 31, 2006




                                            Contents

Report of Independent Auditors.......................................................................    1
Consolidated Balance Sheets..........................................................................    2
Consolidated Statements of Income....................................................................    3
Consolidated Statements of Stockholder's Equity......................................................    4
Consolidated Statements of Cash Flows................................................................    5
Notes to Consolidated Financial Statements...........................................................    6






Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholder
Financial Guaranty Insurance Company

We have audited the accompanying consolidated balance sheets of Financial Guaranty Insurance Company and Subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.



/S/ Ernst & Young LLP


New York, New York
February 2, 2007


              Financial Guaranty Insurance Company and Subsidiaries

                           Consolidated Balance Sheets

                (Dollars in thousands, except per share amounts)
                                                                              December 31,      December 31,
                                                                              2006              2005
                                                                       --------------------------------------
                                                                          (Unaudited)
Assets
Fixed maturity securities, available for sale, at fair value
   (amortized cost of  $3,627,344 in 2006 and $3,277,291 in 2005)          $ 3,627,007       $ 3,258,738
Variable interest entity fixed maturity securities, held to maturity
   at amortized cost                                                           750,000                 -
Short-term investments                                                         211,726           159,334
                                                                       --------------------------------------
                                                                       --------------------------------------
Total investments                                                            4,588,733         3,418,072

Cash and cash equivalents                                                       29,963            45,077
Accrued investment income                                                       49,843            42,576
Reinsurance recoverable on losses                                                1,485             3,271
Prepaid reinsurance premiums                                                   156,708           110,636
Policy acquisition costs deferred, net                                          93,170            63,330
Receivable from related parties                                                  2,483             9,539
Property and equipment, net of accumulated depreciation of $2,107 in
   2006 and  $885 in 2005                                                        2,617             3,092
Prepaid expenses and other assets                                               17,589            10,354
Foreign deferred tax asset                                                       3,491             3,500
Current income tax receivable                                                        -             2,158
                                                                       --------------------------------------
                                                                       --------------------------------------
Total assets                                                               $ 4,946,082       $ 3,711,605
                                                                       ======================================

Liabilities and stockholder's equity
Liabilities:
    Unearned premiums                                                      $ 1,347,592       $ 1,201,163
    Losses and loss adjustment expense reserves                                 40,299            54,812
    Ceded reinsurance balances payable                                           7,524             1,615
    Accounts payable and accrued expenses and other liabilities                 43,405            36,359
    Capital lease obligations                                                    2,941             4,262
    Payable for securities purchased                                            10,770                 -
    Variable interest entity floating rate notes                               750,000                 -
    Accrued interest expense  - variable interest entity                         1,298                 -
    Current income taxes payable                                                17,520                 -
    Deferred income taxes                                                       76,551            45,963
    Dividends payable                                                           10,000                 -
                                                                       --------------------------------------
Total liabilities                                                            2,307,900         1,344,174
                                                                       --------------------------------------

Stockholder's equity:
   Common stock, par value $1,500 per share; 10,000 shares authorized,
     issued and outstanding                                                     15,000            15,000
   Additional paid-in capital                                                1,901,799         1,894,983
   Accumulated other comprehensive income (loss), net of tax                     6,500           (13,597)
   Retained earnings                                                           714,883           471,045
                                                                       --------------------------------------
Total stockholder's equity                                                   2,638,182        $2,367,431
                                                                       --------------------------------------
                                                                       --------------------------------------
Total liabilities and stockholder's equity                                 $ 4,946,082       $ 3,711,605
                                                                       ======================================

See accompanying notes to consolidated financial statements.



              Financial Guaranty Insurance Company and Subsidiaries

                        Consolidated Statements of Income

                             (Dollars in thousands)




                                                                        Year ended      Year ended     Year ended
                                                                       December 31,    December 31,   December 31,
                                                                           2006            2005           2004
                                                                      -----------------------------------------------
         Revenues:
            Gross direct and assumed premiums written                    $  441,231      $  410,202     $  323,575
            Reassumed ceded premiums                                              -               -          4,959
            Ceded premiums written                                          (74,417)        (29,148)       (14,656)
                                                                       --------------- -------------- ---------------
                                                                       --------------- -------------- ---------------
            Net premiums written                                            366,814         381,054        313,878
            Change in net unearned premiums                                (100,357)       (156,485)      (138,929)
                                                                       --------------- -------------- ---------------
                                                                       --------------- -------------- ---------------
         Net premiums earned                                                266,457         224,569        174,949

         Net investment income                                              138,475         117,072         97,709
         Interest income - investments held by variable interest
            entity                                                           35,893               -              -
         Net realized gains                                                     274             101            559
         Net realized and unrealized gains (losses) on credit
            derivative contracts                                                507            (167)             -
         Other income                                                         1,815             762            736
                                                                       --------------- -------------- ---------------
                                                                       --------------- -------------- ---------------
         Total revenues                                                     443,421         342,337        273,953

         Expenses:
            Loss and loss adjustment expenses                                (8,700)         18,506          5,922
            Underwriting and other operating expenses                        91,614          82,064         73,426
            Policy acquisition costs deferred, net                          (39,728)        (38,069)       (32,952)
            Amortization of policy acquisition costs deferred                11,486           8,302          2,038
            Interest expense - debt held by variable interest entity         35,893               -              -
                                                                       --------------- -------------- ---------------
         Total expenses                                                      90,565          70,803         48,434
                                                                       --------------- -------------- ---------------
                                                                       --------------- -------------- ---------------

         Income before income tax expense                                   352,856         271,534        225,519

         Income tax expense:
            Current                                                          67,895          32,370         42,510
            Deferred                                                         21,123          32,738         12,923
                                                                       --------------- -------------- ---------------
                                                                       --------------- -------------- ---------------
         Total income tax expense                                            89,018          65,108         55,433
                                                                       --------------- -------------- ---------------
                                                                       --------------- -------------- ---------------
         Net income                                                      $  263,838      $  206,426    $   170,086
                                                                       =============== ============== ===============


See accompanying notes to consolidated financial statements.


            Financial Guaranty Insurance Company and Subsidiaries

                 Consolidated Statements of Stockholder's Equity

                             (Dollars in thousands)

                                                                                                            Accumulated Other
                                                                                            Additional        Comprehensive
                                                                              Common         Paid-in         (Loss) Income,
                                                                              Stock          Capital           Net of Tax
                                                                          ---------------------------------------------------
                                                                          ---------------------------------------------------
Balance at January 1, 2004                                                       15,000        1,857,772            2,059
Net income                                                                            -              -                  -
Other comprehensive income:
   Change in fixed maturity securities available for sale, net of tax                 -              -              9,340
   Change in foreign currency translation adjustment, net of tax                      -              -              4,086


Total comprehensive income
Capital contribution                                                                  -           25,000                -
                                                                          ---------------------------------------------------
                                                                          ---------------------------------------------------
Balance at December 31, 2004                                                     15,000        1,882,772           15,485
Net income                                                                            -              -                  -
Other comprehensive income:
   Change in fixed maturity securities available for sale, net of tax                 -              -            (23,550)
   Change in foreign currency translation adjustment, net of tax                      -              -             (5,532)


Total comprehensive income
Capital contribution                                                                  -           12,211                -
                                                                          ---------------------------------------------------
                                                                          ---------------------------------------------------
Balance at December 31, 2005                                                     15,000        1,894,983          (13,597)
Net Income                                                                            -              -                  -
Other comprehensive income:
   Change in fixed maturity securities available for sale, net of tax                 -              -             11,901
   Change in foreign currency translation adjustment, net of tax                      -              -              8,196

Total comprehensive income                                                            -              -                -
Dividends declared to FGIC Corp.                                                      -              -                -
Amortization of stock options and restricted stock                                    -            6,816              -
                                                                          ---------------------------------------------------
                                                                          ---------------------------------------------------
Balance at December 31, 2006                                                   $ 15,000       $1,901,799        $   6,500
                                                                          ===================================================


See accompanying notes to consolidated financial statements.


              Financial Guaranty Insurance Company and Subsidiaries

           Consolidated Statements of Stockholder's Equity (Continued)

                             (Dollars in thousands)



                                                                             Retained
                                                                             Earnings          Total
                                                                          ---------------------------------
                                                                          ---------------------------------
Balance at January 1, 2004                                                       94,533         1,969,364
Net income                                                                      170,086           170,086
Other comprehensive income:
   Change in fixed maturity securities available for sale, net of tax                -              9,340
   Change in foreign currency translation adjustment, net of tax                     -              4,086
                                                                                          -----------------
Total comprehensive income                                                                        183,512
Capital contribution                                                                 -             25,000
                                                                          ---------------------------------
                                                                          ---------------------------------
Balance at December 31, 2004                                                    264,619         2,177,876
Net income                                                                      206,426           206,426
Other comprehensive income:
   Change in fixed maturity securities available for sale, net of tax                -            (23,550)
   Change in foreign currency translation adjustment, net of tax                     -             (5,532)
                                                                                          -----------------
Total comprehensive income                                                                        177,344
Capital contribution                                                                 -             12,211
                                                                          ---------------------------------
                                                                          ---------------------------------
Balance at December 31, 2005                                                    471,045         2,367,431
Net Income                                                                      263,838           263,838
Other comprehensive income:
   Change in fixed maturity securities available for sale, net of tax                -             11,901
   Change in foreign currency translation adjustment, net of tax                     -              8,196
                                                                                          -----------------
Total comprehensive income                                                           -            283,935
Dividends declared to FGIC Corp.                                                (20,000)          (20,000)
Amortization of stock options and restricted stock                                   -              6,816
                                                                          ---------------------------------
                                                                          ---------------------------------
Balance at December 31, 2006                                                $   714,883      $  2,638,182
                                                                          =================================


See accompanying notes to consolidated financial statements.


              Financial Guaranty Insurance Company and Subsidiaries

                      Consolidated Statements of Cash Flows

                             (Dollars in thousands)




                                                               Year ended    Year ended     Year ended
                                                              December 31,  December 31,   December 31,
                                                                  2006          2005           2004
                                                             --------------------------------------------
                                                             --------------------------------------------
Operating activities
Net income                                                     $  263,838     $  206,426    $  170,086
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Amortization of policy acquisition costs deferred             11,486          8,574         2,038
     Policy acquisition costs deferred                            (39,728)       (38,069)      (32,952)
     Depreciation of property and equipment                         1,222            721           164
     Amortization of fixed maturity securities                     33,774         31,504        37,013
     Amortization of short-term investments                           131            481            29
     Net realized gains on investments                               (274)          (101)         (559)
     Stock compensation expense                                     6,816              -             -
     Change in accrued investment income, prepaid
      expenses, foreign deferred tax asset, and other
      assets, net                                                 (14,725)        (8,504)       (5,545)
     Change in realized and unrealized gains on credit
      derivative contracts                                          1,336            167             -
     Change in current income taxes receivable                          -              -           126
     Change in reinsurance recoverable on losses                    1,786           (217)        5,011
     Change in prepaid reinsurance premiums                       (46,072)        (1,344)       14,476
     Change in other reinsurance receivables                            -              -         5,295
     Change in receivable from related parties                      7,056         (8,737)        8,957
     Change in unearned premiums                                  147,589        157,829       124,452
     Change in loss and loss adjustment expenses                  (14,513)        15,631        (1,286)
     Change in ceded reinsurance balances payable and
      accounts payable and accrued expenses and other
      liabilities                                                  10,529          8,923         7,348
     Change in current income taxes payable                        19,678         (6,559)        4,401
     Change in accrued interest expense - variable
     interest entity                                                1,298              -             -
     Change in deferred federal income taxes                       20,878         19,252        12,923
                                                             --------------------------------------------
                                                             --------------------------------------------
Net cash provided by operating activities                         412,105        385,977       351,977
                                                             --------------------------------------------
                                                             --------------------------------------------

Investing activities
Sales and maturities of fixed maturity securities                 198,186        122,638       284,227
Purchases of fixed maturity securities                           (576,386)      (520,089)     (546,028)
Purchases, sales and maturities of short-term
  investments, net                                                (52,126)       (19,342)     (126,125)
Receivable for securities sold                                          -            (20)          170
Payable for securities purchased                                   10,770         (5,715)        5,715
Purchase of fixed assets                                             (477)        (1,405)       (2,572)
Purchase of investments held by variable interest entity         (750,000)             -             -
                                                             --------------------------------------------
                                                             --------------------------------------------
Net cash used in investing activities                          (1,170,033)      (423,933)     (384,613)
                                                             --------------------------------------------
                                                             --------------------------------------------

Financing activities
Proceeds from issuance of debt held by variable interest
entity                                                            750,000              -             -
Capital contribution                                                    -         12,211        25,000
Dividends paid                                                    (10,000)             -             -
                                                             --------------------------------------------
                                                             --------------------------------------------
Net cash provided by  financing activities                        740,000         12,211        25,000
                                                             --------------------------------------------
                                                             --------------------------------------------
Effect of exchange rate changes on cash                             2,814          1,530        (1,717)
                                                             --------------------------------------------
                                                             --------------------------------------------
Net decrease in cash and cash equivalents                         (15,114)       (24,215)       (9,353)

Cash and cash equivalents at beginning of period                   45,077         69,292        78,645
                                                             --------------------------------------------
                                                             --------------------------------------------
Cash and cash equivalents at end of period                     $   29,963     $   45,077    $   69,292
                                                             ============================================
                                                             ============================================

Supplemental disclosure of cash flow information
Income taxes paid                                              $   47,507     $   49,613    $   40,890
Interest paid - debt held by variable interest entity          $   34,595              -             -

See accompanying notes to consolidated financial statements.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



1. Business and Organization

Financial Guaranty Insurance Company (the "Company" or "FGIC") is a wholly owned subsidiary of FGIC Corporation ("FGIC Corp."). The Company provides financial guaranty insurance and other forms of credit enhancement for public finance and structured finance obligations. The Company's financial strength is rated "Aaa" by Moody's Investors Service, Inc., "AAA" by Standard & Poor's Rating Services, a division of The McGraw-Hill Companies, Inc., and "AAA" by Fitch Ratings, Inc. The Company is licensed to write financial guaranty insurance in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico, the U.S. Virgin Islands, and, through a branch, the United Kingdom. In addition, a United Kingdom subsidiary of the Company is authorized to write financial guaranty business in the United Kingdom and has passport rights to write business in other European Union member countries.

On December 18, 2003, an investor group consisting primarily of The PMI Group, Inc. ("PMI"), affiliates of the Blackstone Group L.P. ("Blackstone"), affiliates of the Cypress Group L.L.C. ("Cypress") and affiliates of CIVC Partners L.P. ("CIVC") (collectively, the "Investor Group") completed the acquisition of FGIC Corp. from a subsidiary of General Electric Capital Corporation ("GE Capital") in a transaction valued at approximately $2,200,000 (the "Transaction"). An affiliate of GE Capital owns 2,346 shares, or 100%, of FGIC Corp.'s Senior Participating Mandatorily Convertible Modified Preferred Stock ("Senior Preferred Shares"), with an aggregate liquidation preference of $287,255 as of December 31, 2006, and approximately 5% of FGIC Corp.'s outstanding common stock.

PMI is the largest stockholder of FGIC Corp., owning approximately 42% of its common stock at December 31, 2006 and 2005. Blackstone, Cypress and CIVC owned approximately 23%, 23% and 7% of FGIC Corp.'s common stock, respectively, at December 31, 2006 and 2005.

2. Basis of Presentation

The consolidated financial statements include the accounts of the Company and all other entities in which the Company has a controlling financial interest. All significant intercompany balances have been eliminated.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

The accompanying financial statements have been prepared on the basis of GAAP, which differs in certain respects from the accounting practices prescribed or permitted by the New York State Insurance Department (see Note 4). Certain 2005 and 2004 amounts have been reclassified to conform to the 2006 presentation.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



3. Summary of Significant Accounting Policies

The Company's significant accounting policies are as follows:

a. Investments

All the Company's fixed maturity securities are classified as available for sale and are recorded on the trade date at fair value. Unrealized gains and losses are recorded as a separate component of accumulated other comprehensive (loss) income, net of applicable income taxes, in the consolidated statements of stockholders' equity. Short-term investments are carried at fair value, which approximates cost.

Bond discounts and premiums are amortized over the remaining terms of the respective securities. Realized gains or losses on the sale of investments are determined based on the specific identification method.

Securities that have been determined to be other than temporarily impaired are reduced to realizable value, establishing a new cost basis, with a charge to realized loss at such date.

b. Cash and Cash Equivalents

The Company considers all bank deposits, highly liquid securities and certificates of deposit with maturities of three months or less at the date of purchase to be cash equivalents. These cash equivalents are carried at cost, which approximates fair value.

c. Premium Revenue Recognition

Direct and assumed premiums are received either up-front or over time on an installment basis. The premium collection method is determined at the time the policy is issued. Up-front premiums are paid in full at the inception of the policy and are earned over the period of risk in proportion to the total amount of principal and interest amortized in the period as a proportion of the original principal and interest outstanding. Installment premiums are collected periodically and are reflected in income pro rata over the period covered by the premium payment, including premiums received on credit default swaps (see Note
6).

Gross direct and assumed premiums written for the years ended December 31, 2006, 2005, and 2004 include $15,989, $965, and $0, respectively, of assumed premiums written.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



3. Summary of Significant Accounting Policies (continued)

Unearned premiums represent the portion of premiums received applicable to future periods on insurance policies in force. When an obligation insured by the Company is refunded by the issuer prior to the end of the expected policy coverage period, any remaining unearned premium is recognized at that time. A refunding occurs when an insured obligation is called or legally defeased prior to stated maturity. Premiums earned on refundings were $41,836, $54,795, and $42,695 for the years ended December 31, 2006, 2005, and 2004, respectively.

Ceded premiums are recognized in a manner consistent with the premium earned on the underlying policies.

d. Policy Acquisition Costs

Policy acquisition costs include only those expenses that relate directly to and vary with premium production. Such costs include compensation of employees involved in marketing, underwriting and policy issuance functions, rating agency fees, premium taxes, ceding commissions paid on assumed policies and certain other expenses. In determining policy acquisition costs, the Company must estimate and allocate the percentage of its costs and expenses that are attributable to premium production, rather than to other activities. Policy acquisition costs, net of ceding commission income on premiums ceded to reinsurers, are deferred and amortized over the period in which the related premiums are earned. Anticipated loss and loss adjustment expenses, future maintenance costs on the in-force business and net investment income are considered in determining the recoverability of acquisition costs.

e. Loss and Loss Adjustment Expense Reserves

Provision for loss and loss adjustment expenses falls into two categories: case reserves and watchlist reserves. Case reserves are established for the value of estimated losses on specific insured obligations that are presently or likely to be in payment default and for which future loss is probable and can be reasonably estimated. These reserves represent an estimate of the present value of the anticipated shortfall between (1) payments on insured obligations plus anticipated loss adjustment expenses and (2) anticipated cash flow from, and proceeds to be received on, sales of any collateral supporting the obligation and/or other anticipated recoveries. The discount rate used in calculating the net present value of estimated losses is based upon the risk-free rate for the duration of the anticipated shortfall.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



3. Summary of Significant Accounting Policies (continued)

The Company establishes watchlist reserves to recognize the potential for claims against the Company on insured obligations that are not presently in payment default, but which have migrated to an impaired level where there is a substantially increased probability of default. These reserves reflect an estimate of probable loss given evidence of impairment, and a reasonable estimate of the amount of loss given default. The methodology for establishing and calculating the watchlist reserve relies on a categorization and assessment of the probability of default, and loss severity in the event of default, of the specific impaired obligations on the watchlist based on historical trends and other factors. The watchlist reserves are adjusted as necessary to reflect changes in the loss expectation inherent in the group of impaired credits.

The reserves for loss and loss adjustment expenses are reviewed regularly and updated based on claim payments and the results of surveillance. The Company conducts ongoing insured portfolio surveillance to identify all impaired obligations and thereby provide a materially complete recognition of potential losses for each accounting period. The reserves are necessarily based upon estimates and subjective judgments about the outcome of future events, and actual results will likely differ from these estimates. Adjustments of estimates made in prior years may result in additional loss and loss adjustment expenses or a reduction of loss and loss adjustment expenses in the period an adjustment is made.

Reinsurance recoverable on losses is calculated in a manner consistent with the calculation of loss and loss adjustment expenses.

f. Income Taxes

Deferred tax assets and liabilities are recognized to reflect the tax impact attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period in which a change occurs.

g. Property and Equipment

Property and equipment consists of office furniture, fixtures, computer equipment and software and leasehold improvements that are reported at cost less accumulated depreciation. Office furniture and fixtures are depreciated on a straight-line basis over five years. Leasehold improvements are amortized over their estimated service lives or over the life of the lease, whichever is shorter. Computer equipment and software are depreciated over three years. Maintenance and repairs are charged to expense as incurred.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



3. Summary of Significant Accounting Policies (continued)

h. Foreign Currency Translation

The Company has an established foreign branch and three subsidiaries in the United Kingdom and insured exposure from a former branch in France. The Company has determined that the functional currencies of these operations are their local currencies. Accordingly, the assets and liabilities of these operations are translated into U.S. dollars at the rates of exchange at December 31, 2006 and 2005, and revenues and expenses are translated at average monthly exchange rates. The cumulative translation gain (loss) at December 31, 2006 and 2005 was $6,750 and $(1,446), respectively, net of tax (expense) benefit of ($3,580) and $723, respectively, and is reported as a separate component of accumulated other comprehensive income in the consolidated statements of stockholders' equity.

i. Stock Compensation Plan

FGIC Corp. has an incentive stock plan that provides for stock-based compensation, including stock options, restricted stock awards and restricted stock units. Stock options are granted for a fixed number of shares with an exercise price equal to or greater than the estimated fair value of the common stock at the date of the grant. Restricted stock awards and units are valued at the estimated fair value of the common stock on the grant date. Prior to January 1, 2006, the Company accounted for grants under this plan under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



3. Summary of Significant Accounting Policies (continued)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment ("SFAS No. 123 (R)), using the modified-prospective-transition method. Under that method, compensation cost includes all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123(R). The Company has estimated the fair value of all stock options at the date of grant using the Black-Scholes-Merton option pricing model. Results for prior periods have not been restated.

j. Variable Interest Entities

Financial Interpretation No.46-R, Consolidation of Variable Interest Entities ("FIN 46-R"), provides accounting and disclosure rules for determining whether certain entities should be consolidated in the Company's consolidated financial statements. An entity is subject to FIN 46-R, and is called a Variable Interest Entity ("VIE"), if it has (i) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support or
(ii) equity investors that cannot make significant decisions about the entity's operations or that do not absorb the majority of expected losses or receive the majority of expected residual returns of the entity.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



3. Summary of Significant Accounting Policies (continued)

Under FIN 46-R, a VIE is consolidated by its primary beneficiary, which is the party that has a majority of the expected losses or a majority of the expected residual returns of the VIE, or both. FIN 46-R requires disclosures for companies that have either a primary or significant variable interest in a VIE. All other entities not considered VIEs are evaluated for consolidation under SFAS No. 94, Consolidation of all Majority-Owned Subsidiaries.

As part of its structured finance business, the Company insures debt obligations or certificates issued by special purpose entities. The Company has evaluated the relevant transactions and does not believe any such transactions require consolidation or disclosure under FIN 46-R other than as disclosed in Note 10.

k. Derivative Instruments

Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, all derivative instruments are recognized on the consolidated balance sheet at their fair value, and changes in fair value are recognized immediately in earnings unless the derivatives qualify as hedges.

The Company provides credit default swaps ("CDSs") to certain buyers of credit protection by entering into contracts that reference collateralized debt obligations from cash and synthetic structures backed by pools of corporate, consumer or structured finance debt. It also offers credit protection on public finance and structured finance obligations in CDS form. The Company considers CDS agreements to be a normal extension of its financial guaranty insurance business, although they are considered derivatives for accounting purposes. These agreements are recorded at fair value. The Company believes that the most meaningful presentation of the financial statement impact of these derivatives is to reflect premiums as installments are received, and to record losses and loss adjustment expenses and changes in fair value as incurred.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



3. Summary of Significant Accounting Policies (continued)

l. New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109 and prescribes metrics for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on other matters related to accounting for income taxes. FIN 48 is applicable for fiscal years beginning after December 15, 2006, with earlier application encouraged if financial statements, including interim financial statements, have not been issued for the period of adoption. The Company has not elected early application, and the interpretation is not expected to have a material impact on the Company's operating results or financial condition.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No. 133, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and addresses issues raised in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. The primary objectives of SFAS No. 155 are: (i) with respect to SFAS No. 133, to address the accounting for beneficial interests in securitized financial assets and (ii) with respect to SFAS No. 140, eliminate a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS No. 155 is effective for those financial instruments acquired or issued after January 1, 2007. The Company will adopt SFAS No. 155 on January 1, 2007 and is currently evaluating the implications of SFAS No. 155 on its financial statements. The adoption of SFAS No. 155 is not expected to have a material impact on the Company's operating results or financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but its application could change current practices in determining fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the implications of SFAS No. 157 and its potential impact on the Company's financial statements.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



3. Summary of Significant Accounting Policies (continued)

m. Review of Financial Guaranty Industry Accounting Practices

The FASB is drafting a pronouncement to address loss reserving, premium recognition and deferred acquisition costs in the financial guaranty industry. Currently, the financial guaranty industry accounts for financial guaranty insurance contracts under SFAS No. 60, Accounting and Reporting by Insurance Enterprises, which was developed prior to the emergence of the financial guaranty industry. As SFAS No. 60 does not specifically address financial guaranty contracts, there has been diversity in the manner in which different financial guarantors account for these contracts. The purpose of the pronouncement would be to provide authoritative guidance on accounting for financial guaranty contracts issued by insurance companies that are not accounted for as derivative contracts under SFAS No. 133. When the FASB issues a final pronouncement, the Company, along with other companies in the financial guaranty industry, may be required to change certain aspects of accounting for loss reserves, premium income and deferred acquisition costs. It is not possible to predict the impact the FASB's pronouncement may have on the Company's accounting practices.

4. Statutory Accounting Practices

Statutory-basis surplus of the Company at December 31, 2006 and 2005 was $1,130,779 and $1,162,904, respectively. Statutory-basis net income for the years ended December 31, 2006, 2005 and 2004 was $220,519, $192,009 and
$144,100, respectively. The Company's statutory contingency reserves were $1,274,274 and $1,035,397 as of December 31, 2006 and 2005.



             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



5. Investments

The amortized cost and fair values of investments classified as fixed maturity securities are as follows:

                                                            Gross           Gross
                                          Amortized      Unrealized      Unrealized
                                            Cost            Gains          Losses        Fair Value
                                       ---------------------------------------------------------------
At December 31, 2006
Available for sale:
Obligations of states and political
   subdivisions                          $ 3,117,989      $  27,105       $   20,879     $ 3,124,215
Asset- and mortgage-backed securities        275,647            814            3,574         272,887
U.S. Treasury securities and
   obligations of U.S. government
   corporations and agencies                  90,978            528            1,655          89,851
Corporate bonds                               87,805             85            1,776          86,114
Debt securities issued by foreign
   governments                                41,426             15              245          41,196
Preferred stock                               13,499              -              755          12,744
                                       ---------------------------------------------------------------
                                       ---------------------------------------------------------------
Total fixed maturity securities            3,627,344         28,547           28,884       3,627,007
Short-term investments                       211,749              -               23         211,726
Held to maturity:
Variable interest entity fixed
   maturity securities                       750,000              -                -         750,000
                                       ---------------------------------------------------------------
                                       ---------------------------------------------------------------
Total investments                        $ 4,589,093      $  28,547       $   28,907     $ 4,588,733
                                       ===============================================================


                                                            Gross           Gross
                                          Amortized      Unrealized      Unrealized
                                            Cost            Gains          Losses        Fair Value
                                       ---------------------------------------------------------------
                                       ---------------------------------------------------------------
At December 31, 2005
 Obligations of states and political
   subdivisions                          $ 2,777,807      $  12,718       $  26,410      $ 2,764,115
 Asset- and mortgage-backed securities       209,148            135           3,490          205,793
 U.S. Treasury securities and
   obligations of U.S. government
   corporations and agencies                 148,785          1,387           2,036          148,136
 Corporate bonds                              91,422            501           1,486           90,437
 Debt securities issued by foreign
   governments                                30,930            345               5           31,270
 Preferred stock                              19,199            427             639           18,987
                                       ---------------------------------------------------------------
                                       ---------------------------------------------------------------
 Total fixed maturity securities           3,277,291         15,513          34,066        3,258,738
 Short-term investments                      159,334              -               -          159,334
                                       ---------------------------------------------------------------
                                       ---------------------------------------------------------------
 Total investments                       $ 3,436,625      $  15,513       $  34,066      $ 3,418,072
                                       ===============================================================




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



5. Investments (continued)

The following table shows gross unrealized losses and the fair value of fixed maturity securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006:

                                         Less Than 12 Months               12 Months or More                       Total
                               ----------------------------------------------------------------------------------------------------
                               ----------------------------------------------------------------------------------------------------
                                 Fair    Unrealized   No. of        Fair     Unrealized  No. of        Fair   Unrealized   No. of
                                 Value      Losses    Securities    Value      Losses   Securities    Value     Losses   Securities
                               ----------------------------------------------------------------------------------------------------
Obligations of states and       $582,407     $1,971     173      $1,173,894    $18,908     263     $1,756,301    $20,879    436
   political subdivisions
Asset- and mortgage-backed
   securities                     54,862        365      13         149,103      3,209      40        203,965      3,574     53
U.S. Treasury securities and
   obligations of U.S.
   government corporations and
   agencies                       11,988         78       5          53,238      1,578      10         65,226      1,656     15
Other                             54,123        542      73          62,892      1,478      50        117,015      2,020    123
Preferred stock                        -          -      -           12,742        756       1         12,742        756      1
                               ----------------------------------------------------------------------------------------------------
                               ----------------------------------------------------------------------------------------------------
Total temporarily impaired      $703,380     $2,956     264      $1,451,869    $25,929     364     $2,155,249     $28,885    628
   securities
                               ====================================================================================================

The unrealized losses in the Company's investments were caused by interest rate increases. The Company has evaluated the credit ratings of these securities and noted no deterioration. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value above amortized cost, which may be maturity, the Company did not consider these investments to be other than temporarily impaired at December 31, 2006.

Investments in fixed maturity securities carried at fair value of $4,456 and $4,625 as of December 31, 2006 and 2005, respectively, were on deposit with various regulatory authorities, as required by law.

The amortized cost and fair values of investments in fixed maturity securities available for sale at December 31, 2006 are shown below by contractual maturity date. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                                Amortized             Fair
                                                                  Cost                Value
                                                           ----------------------------------------

Due within one year                                           $       72,446      $       72,036
Due after one year through five years                                746,986             734,423
Due after five years through ten years                             1,496,067           1,490,829
Due after ten years                                                1,311,845           1,329,719
                                                           ----------------------------------------
Total                                                         $    3,627,344      $    3,627,007
                                                           ========================================




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



5. Investments (continued)

For the years ended December 31, 2006, 2005 and 2004, proceeds from sales of fixed maturity securities, available for sale, were $20,781, $31,380 and $178,030, respectively. For the years ended December 31, 2006, 2005 and 2004, gross gains of $382, $185 and $1,859 respectively, and gross losses of $108, $84 and $1,300, respectively, were realized on such sales.

Net investment income of the Company was derived from the following sources:

                                                                               Year ended December 31,
                                                             -------------------------------------------------------------
                                                             -------------------------------------------------------------
                                                                     2006                 2005               2004
                                                             -------------------------------------------------------------
                                                             -------------------------------------------------------------
Income from fixed maturity securities                            $   130,498         $    112,616         $  97,720
Income from short-term investments                                    10,556                6,801             1,450
                                                             -------------------------------------------------------------
                                                             -------------------------------------------------------------
Total investment income                                              141,054              119,417            99,170
Investment expenses                                                   (2,579)              (2,345)           (1,461)
                                                             -------------------------------------------------------------
                                                             -------------------------------------------------------------
Net investment income                                                138,475              117,072            97,709
Interest income - investments held by variable interest
   entity                                                             35,893                    -                 -
                                                             -------------------------------------------------------------
                                                             -------------------------------------------------------------
                                                                    $   174,368           117,072            97,709
                                                             =============================================================

As of December 31, 2006, the Company did not have more than 3% of its investment portfolio concentrated in a single issuer or industry; however, the Company had the following investment concentrations by state:

                                           Fair Value
                                       -------------------
                                       -------------------

New York                                 $      325,042
Texas                                           281,781
Florida                                         223,742
New Jersey                                      191,543
Illinois                                        186,600
California                                      180,295
Massachusetts                                   155,202
Michigan                                        128,268
                                       -------------------
                                              1,672,473

All other states                              1,389,883
All other investments                           776,377
                                       -------------------
                                       -------------------
Total investments                        $    3,838,733
                                       ===================




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



6. Derivative Instruments

The Company provides CDSs to certain buyers of credit protection by entering into contracts that reference collateralized debt obligations from cash and synthetic structures backed by pools of corporate, consumer or structured finance debt. It also offers credit protection on public finance and structured finance obligations in CDS form. The Company considers CDS agreements to be a normal extension of its financial guaranty insurance business, although they are considered derivatives for accounting purposes. These agreements are recorded at fair value. The Company believes that the most meaningful presentation of the financial statement impact of these derivatives is to reflect revenues as a component of premiums, and to record claims payments, expected claims as loss and loss adjustment expenses, and changes in fair value as "Net realized and unrealized gains (losses) on credit derivative contracts" on the Consolidated
Statements of Income. The Company recorded revenue under CDS agreements of $17,095, $3,036 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, the Company has recorded no losses and loss adjustments expenses related to CDS agreements.

The gains and losses recognized by recording CDS agreements at fair value are determined each quarter based on quoted market prices, if available. If quoted market prices are not available, the determination of fair value is based on an internally developed model. As of December 31, 2006 and 2005, all fair value prices were determined using an internally developed model. The following table summarizes the realized and unrealized gains (losses) on credit derivative agreements.

                                                                      Year ended December 31,
                                                                 ----------------------------------
                                                                        2006             2005
                                                                 ----------------- ----------------

    Change in unrealized gains                                      $    2,887         $     545
    Change in unrealized losses                                        (4,223)             (712)
    Realized gains                                                       1,843                 -
    Realized losses                                                          -                 -
                                                                 ----------------- ----------------
                                                                 ----------------- ----------------
Net  realized   and   unrealized   gains   (losses)  on  credit     $      507         $   (167)
    derivative contracts
                                                                 ================= ================

The mark-to-market gain and (loss) on the CDS portfolio were $314 and ($1,817) at December 31, 2006, and $545 and ($712) at December 31, 2005, and were recorded in "Other assets" and in "Other liabilities," respectively.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



7. Income Taxes

The Company files a consolidated federal income tax return with FGIC Corp. The method of allocation between FGIC Corp. and its subsidiaries is determined under a tax sharing agreement approved by the Company's Board of Directors and the New
York State Insurance Department, and is based upon separate return calculations.

The Company is permitted a tax deduction, subject to certain limitations, for amounts required to be set aside in statutory contingency reserves by state law or regulation. The deduction is allowed only to the extent the Company purchases
U.S. Government non-interest bearing tax and loss bonds in an amount equal to the tax benefit attributable to such deductions. Purchases of tax and loss bonds are recorded as a reduction of current tax expense. The Company did not purchase any tax and loss bonds in the year ended December 31, 2006. For the years ended
December 31, 2005 and 2004, the Company purchased $13,565 and $10,810, respectively, of tax and loss bonds.

The following is a reconciliation of foreign and domestic income taxes computed at the statutory income tax rate and the provision for foreign and domestic income taxes:

                                                                  Year ended December 31,
                                                     ---------------------------------------------------
                                                     ---------------------------------------------------
                                                            2006            2005               2004
                                                     ---------------------------------------------------
              Income taxes computed on income           $   123,500      $   95,037       $    78,932
                before provision for federal income
                taxes, at the statutory income tax
                rate
              State and local income taxes, net of
                Federal income taxes                            756             453              479
              Tax effect of:
                 Tax-exempt interest                        (35,646)        (31,072)         (28,015)
                 Other, net                                     408             690            4,037
                                                     ---------------------------------------------------
              Provision for income taxes                $    89,018      $   65,108       $   55,433
                                                     ===================================================

Following are the foreign and domestic components of provision of income taxes:

                                                                  Year ended December 31,
                                                     ---------------------------------------------------
                                                     ---------------------------------------------------
                                                            2006            2005               2004
                                                     ---------------------------------------------------
              Foreign
                 Current                                $      (383)     $    2,409       $     (983)
                 Deferred                                      (752)         (3,038)               -
               Domestic
                 Current                                     68,278          29,961           43,492
                 Deferred                                    21,875          35,776           12,924
                                                     ---------------------------------------------------
                                                     ---------------------------------------------------
               Total                                    $    89,018      $   65,108       $   55,433
                                                     ===================================================




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



7. Income Taxes (continued)

The tax effects of temporary differences that give rise to significant portions of the net deferred tax liability at December 31, 2006 and 2005 are presented below:

                                                                            2006              2005
                                                                   --------------------------------------
 Deferred tax assets:
    Tax and loss bonds                                                $      24,375        $   24,375
    Loss and loss adjustment expense reserves                                 3,717             6,180
    AMT credit carryforward                                                       -             7,140
    Property and equipment                                                      125                83
    Deferred compensation                                                     5,222             1,483
    Capital lease                                                             2,591             2,483
    Net operating loss on foreign subsidiaries                                4,228             2,948
    Other                                                                       586               266
                                                                   --------------------------------------
 Total gross deferred tax assets                                             40,844            44,958
                                                                   --------------------------------------

 Deferred tax liabilities:
    Contingency reserves                                                     42,656            42,656
    Unrealized gains on fixed maturity securities
      available for sale                                                     15,734            12,883
    Deferred acquisition costs                                               26,558            19,639
    Premium revenue recognition                                              22,915            10,359
    Profit commission                                                         1,444             1,435
    Unrealized gains on foreign currency                                      3,581               194
    Other                                                                     1,016               255
                                                                   --------------------------------------
                                                                   --------------------------------------
 Total gross deferred tax liabilities                                       113,904            87,421
                                                                   --------------------------------------
                                                                   --------------------------------------
 Net deferred tax liability                                           $      73,060        $   42,463
                                                                   ======================================

As of December 31, 2006 and 2005, there were gross foreign deferred tax assets of $4,359 and $3,677, respectively, and gross foreign deferred tax liabilities of $868 and $177, respectively. The net operating losses on foreign subsidiaries of $14,094 as of December 31, 2006 were generated by FGIC's United Kingdom subsidiaries. The United Kingdom does not allow net operating losses to be carried back, but does permit them to be carried forward indefinitely. Based upon projections of future taxable income over the periods in which the deferred tax assets are deductible and the estimated reversal of future taxable temporary differences, the Company believes it is more likely than not that it will realize the benefits of these deductible differences and, therefore, has not established a valuation allowance at December 31, 2006 and 2005.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



7. Income Taxes (continued)

The Company's consolidated income tax return for the year ended December 31, 2004 is currently under examination by tax authorities. In the opinion of management, adequate provision has been made for any additional taxes that may become due as a result of current or future examinations by tax authorities.

8. Reinsurance

Reinsurance is the commitment by one insurance company (the reinsurer) to reimburse another insurance company (the ceding company) for a specified portion of the insurance risks under policies issued by the ceding company in consideration for a portion of the related premiums received. The ceding company typically will receive a ceding commission from the reinsurer.

The Company uses reinsurance to increase its capacity to write insurance for obligations of large, frequent issuers; to meet internal, rating agency or regulatory single risk limits; to diversify risk; and to manage rating agency and regulatory capital requirements. In 2005 and 2006, the Company arranged reinsurance primarily on a facultative (transaction-by-transaction) basis.
During 2006, the Company began arranging reinsurance on a proportional share basis, as well.

The Company seeks to place reinsurance with financially strong reinsurance companies since, as a primary insurer, the Company is required to fulfill all its obligations to policyholders even where a reinsurer fails to perform its obligations under the applicable reinsurance agreement. The Company regularly monitors the financial condition of its reinsurers. Under most of the Company's reinsurance agreements, the Company has the right to reassume all the exposure ceded to a reinsurer (and receive all the remaining unearned premiums ceded) in the event of a ratings downgrade of the reinsurer or the occurrence of certain other events. In certain of these cases, the Company also has the right to impose additional ceding commissions.

In 2004, some of the Company's reinsurers were downgraded by the rating agencies, reducing the financial benefits of using reinsurance under rating agency capital adequacy models, because the Company must allocate additional capital to the related reinsured exposure. In connection with such a downgrade, the Company reassumed $4,959 of ceded premiums for the year ended December 31, 2004.

Under certain reinsurance agreements, the Company holds collateral in the form of letters of credit and trust agreements. Such collateral totaled $102,370 at December 31, 2006, and can be drawn on in the event of default by the reinsurer.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



8. Reinsurance (continued)

Reinsurance decreased the following balances recorded in the consolidated statements of income as follows:

                                                    Year ended December 31,
                                        -------------------------------------------------
                                        -------------------------------------------------
                                               2006            2005             2004
                                        -------------------------------------------------

Net premiums earned                        $    28,324   $      25,921    $      24,173
Loss and loss adjustment expenses                1,722             217            4,759

9. Loss and Loss Adjustment Expenses

Activity in the reserves for loss and loss adjustment expenses is summarized as follows:

                                                Year ended December 31,
                                    -------------------------------------------------
                                    -------------------------------------------------
                                         2006             2005          2004
                                    -------------------------------------------------

Case reserves                          $   33,328      $   15,700     $   18,900
Watchlist reserves                         21,484          23,481         21,567
                                    -------------------------------------------------
                                    -------------------------------------------------
Balance at beginning of period             54,812          39,181           40,467
Less reinsurance recoverable               (3,271)         (3,054)          (8,065)
                                    -------------------------------------------------
Net balance                                51,541          36,127           32,402
                                    -------------------------------------------------
Incurred related to:
  Current period                                -          23,985           11,756
  Prior periods                            (8,700)         (5,479)          (5,834)
                                    -------------------------------------------------
Total incurred                             (8,700)         18,506            5,922
                                    -------------------------------------------------

Paid related to:
  Current period                                -          (1,993)               -
  Prior periods                            (4,027)         (1,099)          (2,197)
                                    -------------------------------------------------
Total paid                                 (4,027)         (3,092)          (2,197)
                                    -------------------------------------------------
                                    -------------------------------------------------

Net balance                                38,814          51,541           36,127
Plus reinsurance recoverable                1,485           3,271            3,054


Case reserves                              28,558          33,328           15,700
Watchlist reserves                         11,741          21,484           23,481
                                    -------------------------------------------------
                                    -------------------------------------------------
Balance at end of period               $   40,299     $    54,812      $    39,181
                                    =================================================




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



9. Loss and Loss Adjustment Expenses (continued)

Case reserves were discounted at interest rates of approximately 4.6% and 4.5%
in 2006 and 2005, respectively. The amount of the discount at December 31, 2006 and 2005 was $6,369 and $15,015, respectively.

At December 31, 2005, the Company had insured public finance obligations located in the City of New Orleans and the immediately surrounding areas and an investor-owned utility in New Orleans that were impacted by Hurricane Katrina.
During the year ended December 31, 2006, incurred loss expense consisted primarily of the release of reserves on certain obligations impacted by Hurricane Katrina due to the improved financial condition of these credits and activity related to several structured finance transactions. During the year ended December 31, 2005, incurred loss expense consisted primarily of the establishment of reserves on obligations impacted by Hurricane Katrina and incurred expense related to several structured finance transactions. Loss and loss adjustment expense included (benefit) expense of $(7,919) and $20,093 related to obligations impacted by Hurricane Katrina for the years ended
December 31, 2006 and 2005, respectively.

At December 31, 2006 and 2005 loss reserves and reinsurance recoverables included $8,967 and $255 and $21,833 and $1,740, respectively, related to obligations impacted by Hurricane Katrina. Loss reserves at December 31, 2006 and 2005 were based on management's assessment that the associated insured obligations have experienced impairment due to diminished revenue sources. Given the unprecedented nature of the events and the magnitude of damage in the affected areas related to Hurricane Katrina, the loss reserves were necessarily based upon estimates and subjective judgments about the outcomes of future events. The loss reserves were adjusted as additional information was available.

The Company paid no claims related to insured public finance obligations impacted by Hurricane Katrina during the year ended December 31, 2006. During the year ended December 31, 2005, the Company paid claims totaling $4,855 related to the insured public finance obligations and was fully reimbursed for these claims payments in 2005.

During the years ended December 31, 2006 and 2005, the Company paid claims totaling $4,216 and $1,055, respectively, related to the investor-owned utility impacted by Hurricane Katrina and received reimbursements of $796 in 2006, for these claims payments. For the years ended December 31, 2006 and 2005, the Company paid loss adjustment expenses for professional fees totaling $1,835 and $748, respectively, related to the investor-owned utility and received reimbursements of $1,792 for these expenses in 2006. The Company has not recorded a potential recovery for paid claims and loss adjustment expenses that have not been reimbursed as of December 31, 2006.

During the year ended December 31, 2004, the increase in incurred loss and loss adjustment expense related to several structured finance transactions of one particular issuer.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



10. Variable Interest Entities

FIN 46-R provides accounting and disclosure rules for determining whether certain entities should be consolidated in the Company's consolidated financial statements. An entity is subject to FIN 46-R, and is called a variable interest entity ("VIE"), if it has (i) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support or
(ii) equity investors that cannot make significant decisions about the entity's operations or that do not absorb the majority of its expected losses or receive the majority of its expected residual returns. A VIE must be consolidated by its primary beneficiary, which is the party that has a majority of the VIE's expected losses or a majority of its expected residual returns, or both.

Additionally, FIN 46-R requires disclosures for companies that have either a primary or significant variable interest in a VIE. All other entities not considered VIEs are evaluated for consolidation under SFAS No. 94, Consolidation of all Majority-Owned Subsidiaries.

As part of its structured finance business, the Company insures debt obligations or certificates issued by special purpose entities. During the first quarter of 2006, the Company consolidated a VIE as a result of financial guarantees provided by the Company on one transaction related to the securitization of life insurance reserves. This third-party VIE had assets of $750,000 and an equal amount of liabilities at December 31, 2006, which are shown under "Assets -
Variable interest entity fixed maturity securities, held to maturity at amortized cost" and "Liabilities - Variable interest entity floating rate notes," respectively, on the Company's consolidated balance sheet at December
31, 2006. In addition, accrued investment income includes $1,298 related to the VIE's fixed income maturity securities, and the corresponding liability is shown under "Accrued investment expense-variable interest entity" on the Company's consolidated balance sheet at December 31, 2006. Although the third-party VIE is included in the consolidated financial statements, its creditors do not have recourse to the general assets of the Company outside of the financial guaranty policy provided to the VIE. The Company has evaluated its other structured finance transactions and does not believe any of the third-party entities involved in these transactions requires consolidation or disclosure under FIN
46-R. Interest income and expense of $35,893 and $35,893, respectively, were recognized in the year ended December 31, 2006 on the assets and liabilities of the VIE and are included on the Consolidated Statements of Income in "Interest income - investments held by variable interest entity" and "Interest expense - debt held by variable interest entity," respectively.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



10. Variable Interest Entities (continued)

The Company has entered into agreements providing for the issuance of contingent preferred trust securities by a group of special purpose trusts. Each trust is solely responsible for its obligations, and has been established for the purpose of entering into a put agreement with the Company that obligates the trusts, at the Company's discretion, to purchase Perpetual Preferred Stock of the Company.
The purpose of this arrangement is to provide capital support to the Company by allowing it to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put options. These trusts are considered
VIEs under FIN 46-R. However, the Company is not considered a primary beneficiary and therefore is not required to consolidate the trusts.

11. Related Party Transactions

The Company had various service agreements with subsidiaries of General Electric
Company and GE Capital. These agreements provided for the payment by the Company of certain payroll and office expenses, investment fees pertaining to the management of the Company's investment portfolio, and telecommunication service charges. Approximately $179 in expenses were incurred during the year ended
December 31, 2004 related to such agreements and are reflected in the accompanying consolidated financial statements. No expenses were incurred during the years 2006 and 2005.

The Company is party to a capital lease agreement with a subsidiary of GE
Capital. The lease agreement covers leasehold improvements made to the Company's headquarters as well as furniture and fixtures and computer hardware and software used by the Company (see Note 19).

In 2004, the Company entered into a $300,000 soft capital facility, with GE
Capital as lender and administrative agent. The soft capital facility, which replaced the capital support facility that the Company previously had with GE
Capital, had an initial term of eight years. The Company paid GE Capital $1,132 under this agreement for the year ended December 31, 2004. This agreement was terminated by the Company in July 2004 and was replaced by a new soft capital facility (see Note 16).




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



11. Related Party Transactions (continued)

FGIC Corp. is party to transaction fee and monitoring fee agreements with the members of the Investor Group. Pursuant to these agreements, an affiliate of each member of the Investor Group received its pro rata portion of an aggregate transaction fee equal to $25,000. In addition, each of the members of the Investor Group will receive, in exchange for providing certain financial advisory services on behalf of FGIC Corp., its pro rata share of an aggregate
$5,000 annual monitoring fee. FGIC Corp. may defer paying the monitoring fee in certain circumstances and did elect to defer in the period between December 18, 2003 and September 30, 2005. During 2005, FGIC Corp. paid the members of the
Investor Group an aggregate of $10,192 in payment of the monitoring fee covering the period from December 18, 2003 through December 31, 2005. During 2006, FGIC
Corp. paid the members of the Investor Group an aggregate of $3,789 for the monitoring fee covering the year ended December 31, 2006. As of December 31, 2006, FGIC Corp. had $1,211 payable to the Investor Group for the monitoring fee covering the year ended December 31, 2006. Pursuant to the transaction fee and monitoring fee agreements, FGIC Corp. has agreed to indemnify the members of the Investor Group and their respective affiliates and other related parties for losses relating to the transaction fee and monitoring fee agreements.

The Company insures certain non-municipal issues with GE Capital involvement as sponsor of the insured securitization and/or servicer of the underlying assets.
For some of these issues, GE Capital also provides first loss protection in the event of default. Gross premiums written on these issues amounted to $2, $3 and $6 for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006 and 2005, principal outstanding on these deals before reinsurance was $5,667 and $6,142, respectively.

During 2006, the Company, in the normal course of operations, has entered into reinsurance transactions with PMI Guaranty Co. and PMI Mortgage Insurance Co., which are both wholly-owned subsidiaries of PMI. For the years ended December
31, 2006 and 2005, ceded premiums written were $4,041 and $582, respectively, and ceding commission income was $578 and $114, respectively. Accounts payable due to these subsidiaries were $1,283 and $102 at December 31, 2006 and 2005, respectively.

The Company, in the normal course of operations, has entered into reinsurance transactions with RAM Reinsurance Company Ltd ("RAM Re"), which is 24% owned by
PMI. For the years ended December 31, 2006 and 2005, ceded premiums written for these transactions were $9,824 and $4,582, respectively, and ceding commission income was $2,929 and $1,369, respectively. Accounts payable due to RAM Re were $91 and $3 at December 31, 2006 and 2005, respectively.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



11. Related Party Transactions (continued)

Cypress, a member of the Investor Group, is reported to own approximately 15% of Scottish Re Group Limited ("Scottish Re"). During 2006, the Company entered into a structured finance transaction and assumed a structured finance transaction in which subsidiaries of Scottish Re were involved. Neither transaction involves
(a) a guaranty by the Company of any obligation of Scottish Re, or (b) the payment of any fees or other amounts between the Company and Scottish Re. As of December 31, 2006, there were no amounts due to or from Scottish Re. Gross premiums written and premiums earned of $699 and $637, respectively, are reflected in the Consolidated Statements of Income for the year ended December
31, 2006.

The Company believes that the terms of the transactions involving GE Capital, PMI subsidiaries, RAM Re and Scottish Re described above were substantially identical to comparable transactions between unaffiliated parties.

12. Compensation Plans

Since January 1, 2004, the Company has offered a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis (for 2006, up to $15 for employees under age 50, plus an additional "catch up" contribution of up to $5 for employees 50 and older). The Company may also make discretionary contributions to the plan on behalf of employees. The Company contributed $4,255, $3,429 and $2,532 to the plan on behalf of employees for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company also offers a non-qualified deferred compensation plan for certain employees whose cash compensation equals or exceeds the cap under the 401(k)
Plan. These employees may defer up to 100% of their pre-tax incentive compensation to a future date and accumulate tax-deferred earnings on this compensation. The Company may also make discretionary contributions to the plan on behalf of employees. The Company contributed $827, $583 and $470 to the plan on behalf of employees for the years ended December 31, 2006, 2005 and 2004, respectively.

13. Stock Compensation Plan

Employees of the Company may receive stock-based compensation under a FGIC Corp.
incentive stock plan that provides for stock-based compensation, including stock options, restricted stock awards and restricted stock units. Stock options are granted for a fixed number of shares with an exercise price equal to or greater than the fair value of the shares at the date of the grant. Restricted stock awards and restricted stock units are valued at the fair value of the stock on the grant date, with no cost to the grantee. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



13. Stock Compensation Plan (continued)

No stock-based employee compensation cost related to stock options was recognized in the Consolidated Statements of Income for the years ended December
31, 2005 and 2004, as all options granted through that date had an exercise price equal to the fair value of the underlying common stock on the date of grant. For grants of restricted stock units, unearned compensation, equivalent to the estimated fair value of the common stock at the date of grant, was recorded as a separate component of stockholders' equity and subsequently amortized to compensation expense over the vesting period.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that method, compensation cost includes all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123(R). The Company estimated the fair value of all stock options at the date of grant using the Black-Scholes-Merton option pricing model. Results for prior periods have not been restated.

As a result of adopting SFAS No. 123(R) effective January 1, 2006, the Company's income before income taxes and net income for the year ended December 31, 2006 were impacted as follows:

                                                                        Year ended
                                                                     December 31, 2006
                                                                  -----------------------
                        Income before income taxes                    $    (6,816)

                           Income tax benefit                               2,386
                                                                  ------------------------
                                                                  ------------------------

                       Net income                                     $    (4,430)
                                                                  ========================

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock options granted during the years ended December 31, 2005 and 2004. For purposes of this pro forma disclosure, the value of the stock options is amortized to expense over the stock options' vesting periods.

                                                                          Year ended
                                                                         December 31,
                                                             -------------------------------------
                                                                    2005               2004
                                                             ------------------ ------------------
Net income, as reported                                         $     190,466      $    156,880

    Stock option compensation expense determined under fair
    value-based method, net of tax                                    (2,109)           (1,200)
                                                             -------------------------------------
                                                             -------------------------------------

Pro forma net income                                            $     188,357      $    155,680
                                                             =====================================





             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)




13. Stock Compensation Plan (continued)

A summary of option activity for the years ended December 31, 2006, 2005 and 2004 is as follows:

                                                     Number of Shares    Weighted Average
                                                        Subject to      Exercise Price per
                                                         Options               Share
                                                    ------------------- --------------------
       Balance at December 31, 2003:                         93,373          $    840
                                                    =================== ====================
              Granted                                        22,017               752
              Exercised                                           -                 -
              Forfeited                                      (1,237)              746
              Expired                                             -                 -
                                                    ------------------- --------------------
          Balance at December 31, 2004:                     114,153               824
                                                    ------------------- --------------------
              Granted                                        27,145               711
              Exercised                                           -                 -
              Forfeited                                      (1,876)              685
              Expired                                             -                 -
                                                    ------------------- --------------------
         Balance at December 31, 2005:                       139,422              804
                                                    ------------------- --------------------
              Granted                                         38,113              850
              Exercised                                            -                -
              Forfeited                                       (6,504)             776
              Expired                                              -                -
                                                    ------------------- --------------------
          Balance at December 31, 2006:                      171,031        $     815
                                                    ------------------- --------------------
          Shares  subject to  options  exercisable
          at:
          December 31, 2006                                   72,585        $     818
          December 31, 2005                                   42,630        $     840
          December 31, 2004                                   22,831        $     824

Exercise prices for the stock options outstanding at December 31, 2006 range from $600 to $1,080 per share. At December 31, 2006, the weighted average remaining contractual life of the outstanding options was approximately seven years. Stock options granted in 2006 vest ratably over four years and expire seven years from the date of grant. All stock options granted prior to December
31, 2005 vest ratably over five years and expire ten years from the date of grant.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



13. Stock Compensation Plan (continued)

The weighted average per share fair value of the stock options granted during the years ended December 31, 2006, 2005 and 2004 was $238.00, $211.94, and
$48.21, respectively, estimated at the date of grant, using the Black-Scholes-Merton option valuation model based on the following assumptions:

                                                             Year ended December 31,
                                             ---------------------------------------------------------
                                                    2006              2005                2004
                                             ---------------------------------------------------------

             Expected life                         4 Years            5 Years             5 Years
             Risk-free interest rate                 4.46%             3.691%              4.021%
             Volatility factor                       25.0%              25.0%               25.0%
             Dividend yield                              -                  -                   -

The total fair value of stock options granted during the years ended December
31, 2006, 2005 and 2004 was approximately $9,071, $5,753 and $1,100, respectively.

As of December 31, 2006, there was $5,584 of total unrecognized compensation cost related to unvested stock options granted. These costs are expected to be recognized through April 30, 2010.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



13. Stock Compensation Plan (continued)

Restricted Stock Units
The Company recorded $880 and $45 in compensation expense related to the grant of restricted stock units for the years ended December 31, 2006 and 2005, respectively. A summary of restricted stock units is as follows:

                                                                                    Weighted
                                                                                  Average Grant
                                                                   Shares        Date Fair Value
                                                              ----------------- ------------------
                                                              ----------------- ------------------
                          Balance at December 31, 2003:                    -                  -
                              Granted                                    200                600
                              Delivered                                    -                  -
                              Forfeited                                    -                  -
                                                              ----------------- ------------------
                          Balance at December 31, 2004:                  200      $         600
                                                              ----------------- ------------------
                              Granted                                     37                710
                              Delivered                                    -                  -
                              Forfeited                                    -                  -
                                                              ----------------- ------------------
                          Balance at December  31, 2005:                 237                617
                                                              ----------------- ------------------
                              Granted                                  3,275                850
                              Delivered                                 (237)               617
                              Forfeited                                 (213)               850
                                                              ----------------- ------------------
                          Balance at December  31, 2006:               3,062                850
                                                              ----------------- ------------------

As of December 31, 2006 there was $1,451 of total unrecognized compensation cost related to unvested restricted stock units granted. These costs are expected to be recognized through January 31, 2009.

14. Dividends

Under New York insurance law, the Company may pay dividends to FGIC Corp. only from earned surplus, subject to the following limitations: (a) the Company's statutory surplus after any dividend may not be less than the minimum required paid-in capital, which was $72,500 in 2006, 2005, and 2004 and (b) dividends may not exceed the lesser of 10% of its surplus or 100% of adjusted net investment income, as defined by New York insurance law, for the preceding twelve-month period, without the prior approval of the New York State Superintendent of Insurance.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



14. Dividends (continued)

During the year ended December 31, 2006, the Company declared dividends to FGIC
Corp. totaling $20,000 on its common stock and paid dividends of $10,000 to FGIC
Corp., which owns all of the Company's common stock. During the years ended
December 31, 2005 and 2004, the Company did not declare nor pay dividends to FGIC Corp.

15.  Revolving Credit Facility

During December 2005, FGIC Corp. and the Company entered into a $250,000 senior unsecured revolving credit facility that matures on December 11, 2010. The facility is provided by a syndicate of banks and other financial institutions.
In connection with the facility, $150 in syndication costs were prepaid and will be amortized into expense over the term of the facility. The facility replaced a similar one-year facility that matured in December 2005. No draws have been made under either facility.

16. Preferred Trust Securities

On July 19, 2004, the Company entered into a $300,000 facility, consisting of Money Market Committed Preferred Custodial Trust Securities ("CPS Securities").
This facility replaced a $300,000 "soft capital" facility previously provided by GE Capital. Under the 2004 facility, each of six separate Delaware trusts (the
"Trusts"), issues $50,000 in perpetual CPS Securities on a rolling 28-day auction rate basis. Proceeds from these securities are invested in high quality, short-term securities and are held in the respective Trusts. Each Trust is solely responsible for its obligations and has been established for the purpose of entering into a put agreement with the Company, which obligates the Trusts, at the Company's discretion, to purchase perpetual Preferred Stock of the Company.

In this way, the program provides capital support to the Company by allowing it to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put options. In connection with the establishment of the Trusts, the Company incurred $4,638 of expenses, which is included in "Other operating expenses" for the year ended December 31, 2004. The Company recorded expenses for the right to put its shares to the Trusts of $1,432, $1,806, and $905 for the years ended December 31, 2006, 2005, and 2004, respectively.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



17. Financial Instruments

(a)   Fair Value of Financial Instruments

      The following methods and assumptions were used by the Company in estimating the fair values of financial instruments:

      Fixed Maturity Securities: Fair values for fixed maturity securities are based on quoted market prices, if available. If a quoted market price is not available, fair values are estimated using quoted market prices for similar securities. Fair value disclosure for fixed maturity securities is included in the consolidated balance sheets and in Note 5.

      Short-Term Investments: Short-term investments are carried at fair value, which approximates cost.

      Cash and Cash Equivalents, Accrued Investment Income, Prepaid Expenses and
      Other Assets, Receivable from Related Parties, Ceded Reinsurance Balances
      Payable, Accounts Payable and Accrued Expenses and Payable for Securities
      Purchased: The carrying amounts of these items approximate their fair values.

      The estimated fair values of the Company's financial instruments at December 31, 2006 and 2005 were as follows:


                                                             2006                      2005
                                                 ------------------------------------------------------
                                                 ------------------------------------------------------
                                                   Carrying       Fair       Carrying        Fair
                                                    Amount        Value       Amount         Value
                                                 ------------------------------------------------------
         Financial assets:
            Cash on hand and in-demand accounts   $    29,963  $   29,963   $    45,077   $   45,077
            Short-term investments                    211,726     211,726       159,334      159,334
            Fixed maturity securities,
              available for sale                    3,627,007   3,627,007     3,258,738    3,258,738
            Variable interest entity fixed
              maturity securities, held to
              maturity                                750,000     750,000             -            -


       Financial Guaranties: The carrying value of the Company's financial guaranties is represented by the unearned premium reserve, net of deferred acquisition costs, loss and loss adjustment expense reserves and prepaid reinsurance premiums. Estimated fair values of these guaranties are based on an estimate of the balance that is necessary to bring the future returns for the Company's embedded book of business to a market return. The estimated fair values of such financial guaranties was $1,176,823 compared to a carrying value of $1,243,530 as of December 31, 2006, and $1,098,165 compared to a carrying value of $1,099,045 as of December 31, 2005.



17. Financial Instruments (continued)

       As of December 31, 2006 and 2005, the net present value of future installment premiums was approximately $630,831 and $393,000, respectively, both discounted at 5%.

       Derivatives: For fair value adjustments on derivatives, the carrying amount represents fair value. The Company uses quoted market prices when available, but if quoted market prices are not available, management uses internally developed estimates.

(b)   Concentrations of Credit Risk

      The Company considers its role in providing insurance to be credit enhancement rather than credit substitution. The Company insures only those securities that, in its judgment, are of investment grade quality.
      The Company has established and maintains its own underwriting standards that are based on those aspects of credit that the Company deems important for the particular category of obligations considered for insurance.

      Credit criteria include economic and social trends, debt management, financial management and legal and administrative factors, the adequacy of anticipated cash flows, including the historical and expected performance of assets pledged to secure payment of securities under varying economic scenarios, and underlying levels of protection, such as insurance or over-collateralization.

      In connection with underwriting new issues, the Company sometimes requires, as a condition to insuring an issue, that collateral be pledged or, in some instances, that a third-party guaranty be provided for the term of the issue by a party of acceptable credit quality obligated to make payment prior to any payment by the Company. The types and extent of collateral varies, but may include residential and commercial mortgages, corporate and/or government debt and consumer receivables.

      As of December 31, 2006, the Company's total outstanding principal insured was $299,889,266, net of reinsurance of $29,888,237. The Company's insured portfolio as of December 31, 2006 was broadly diversified by geographic and bond market sector, with no single obligor representing more than 1% of the Company's principal insured outstanding, net of reinsurance. The insured portfolio includes exposure executed in the form of a credit derivative. The principal written in the form of credit derivatives was $25,888,996 at December 31, 2006.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



17. Financial Instruments (continued)

          As of December 31, 2006, the composition of principal insured by type of issue, net of reinsurance, was as follows:

                                                                              Net Principal
                                                                               Outstanding
                                                                          ----------------------
            Municipal:
              Tax-supported                                                  $    134,917,574
              Utility revenue                                                      35,337,159
              Transportation                                                       24,501,099
              Education                                                            10,259,116
              Health Care                                                           6,495,630
              Investor-owned utilities                                              4,825,029
              Housing                                                               1,582,963
              Other                                                                 1,417,555
            Non-municipal and international                                        80,553,141
                                                                          ----------------------
            Total                                                            $    299,889,266
                                                                          ======================

      As of December 31, 2006, the composition of principal insured ceded to reinsurers was as follows:

                                                                            Ceded Principal
                                                                              Outstanding
                                                                         -----------------------
          Reinsurer:
            Radian Asset Assurance Inc.                                     $      9,104,883
            Assured Guaranty Corp                                                  5,634,737
            BluePoint RE                                                           3,933,256
            Assured Guaranty Re Ltd.                                               3,167,811
            RAM Reinsurance Company Ltd.                                           2,637,039
            Other                                                                  5,410,511
                                                                         -----------------------
          Total                                                             $     29,888,237
                                                                         =======================

      The Company did not have recoverables in excess of 3% of stockholders' equity from any single reinsurer.

      The Company's insured gross and net principal and interest outstanding was $519,514,036 and $468,625,903, respectively, as of December 31, 2006.




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



      17. Financial Instruments (continued)

      FGIC is authorized to do business in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico, the U.S. Virgin Islands and in the United Kingdom. Principal insured outstanding at December 31, 2006 by state, net of reinsurance, was as follows:

                                                                     Net Principal
                                                                      Outstanding
                                                                 ----------------------

            California                                             $     35,178,629
            New York                                                     22,327,210
            Florida                                                      15,617,186
            Pennsylvania                                                 14,525,136
            Texas                                                        12,799,320
            Illinois                                                     11,957,490
            New Jersey                                                   10,150,268
            Michigan                                                      8,685,038
            Ohio                                                          7,056,980
            Arizona                                                       6,556,683
                                                                 ----------------------

            All other states                                             74,482,184
            Mortgage and asset-backed                                    67,980,672
            International                                                12,572,470
                                                                 ----------------------
            Total                                                  $    299,889,266
                                                                 ======================




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



18. Commitments and Contingencies

Lease Obligations

The Company leases office space and equipment under operating lease agreements in the United States and the United Kingdom. Rent expense under operating leases for the years ended December 31, 2006, 2005 and 2004 was $4,319, $3,631, and $3,070 respectively. Future payments associated with these leases are as follows as of December 31, 2006:

                                                                                  Operating Lease
                                                                                    Commitment
                                                                                      Amount
                                                                              ------------------------
             Year:
              2007                                                             $       3,740
              2008                                                                     4,841
              2009                                                                     5,980
              2010                                                                     6,013
              2011                                                                     6,109
              2012 and thereafter                                                     52,170
                                                                              ------------------------
             Total minimum future rental payments                                $      78,853
                                                                              ========================

In connection with the Transaction, the Company entered into a capital lease with an affiliate of GE Capital, covering leasehold improvements and computer equipment to be used at its headquarters. At the lease termination date of June
30, 2009, the Company will own the leased equipment. Future payments associated with this lease are as follows as of December 31, 2006:

                                                                                   Capital Lease
                                                                                    Commitment
                                                                                      Amount
                                                                              ------------------------
             Year ending December 31:
                2007                                                                  1,545
                2008                                                                  1,391
                2009                                                                    265
             Total                                                                    3,201
             Less interest                                                              258
                                                                              ------------------------
                                                                              ------------------------
             Present value of minimum lease payments                          $       2,943
                                                                              ========================




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



18. Commitments and Contingencies (continued)

Justice Department Subpoena

On November 15, 2006, FGIC received a grand jury subpoena from the Antitrust
Division of the U.S. Department of Justice. Based upon press reports, FGIC believes that the subpoena relates to an ongoing criminal investigation of alleged bid rigging of awards of municipal guaranteed investment contracts
("Municipal GICs") and that several other companies (including other financial guarantors) received similar subpoenas.

Until December 18, 2003, FGIC was affiliated with certain companies (the "Former
Affiliates") that provided Municipal GICs; however, at no time did FGIC provide program insurance for Municipal GICs. The Former Affiliates remained a part of GE Capital after the Transaction, and all obligations under the outstanding
Municipal GICs remained with the Former Affiliates.

The subpoena contains no allegations or statements concerning FGIC's activities or business practices, and FGIC is not aware of any such allegations. FGIC has complied with all requests of the Justice Department and intends to continue to cooperate fully with the investigation.

19. Comprehensive Income

Accumulated other comprehensive income (loss) of the Company consists of net unrealized gains and losses on investment securities and foreign currency translation adjustments. The components of other comprehensive income for the years ended December 31, 2006, 2005 and 2004 are as follows:

                                                                        Year ended December 31, 2006
                                                               -----------------------------------------------
                                                                   Before           Tax           Net of
                                                                    Tax                            Tax
                                                                   Amount                         Amount
                                                               -----------------------------------------------
                                                               -----------------------------------------------

       Unrealized holding gains arising during the year           $  18,583      $  (6,504)     $   12,079
       Less reclassification adjustment for gains realized
          in net income                                                (274)            96            (178)
                                                               -----------------------------------------------
                                                               -----------------------------------------------
       Unrealized gains on investments                               18,309         (6,408)         11,901
       Foreign currency translation adjustment                       11,583         (3,387)          8,196
                                                               -----------------------------------------------
       Total other comprehensive income                           $  29,892      $  (9,795)     $   20,097
                                                               ===============================================




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statemnts (continued)

                (Dollars in thousands, except per share amounts)



19. Comprehensive Income (continued)

                                                                        Year ended December 31, 2005
                                                                  ------------------------------------------
                                                                     Before          Tax         Net of
                                                                      Tax                          Tax
                                                                     Amount                      Amount
                                                                  ------------------------------------------
                                                                  ------------------------------------------

Unrealized holding losses arising during the year                   $  (36,050)   $  12,566      $ (23,484)
Less reclassification adjustment for gains realized
   in net income                                                          (101)          35            (66)
                                                                  ------------------------------------------
                                                                  ------------------------------------------
Unrealized losses on investments                                       (36,151)      12,601        (23,550)
Foreign currency translation adjustment                                 (8,454)       2,922         (5,532)
                                                                  ------------------------------------------
                                                                  ------------------------------------------
Total other comprehensive loss                                      $  (44,605)   $  15,523      $ (29,082)
                                                                  ==========================================


                                                                        Year ended December 31, 2004
                                                                  ------------------------------------------
                                                                     Before          Tax         Net of
                                                                      Tax                          Tax
                                                                     Amount                      Amount
                                                                  ------------------------------------------
                                                                  ------------------------------------------

Unrealized holding gains arising during the year                    $  14,928     $  (5,225)     $   9,703
Less reclassification adjustment for gains realized
   in net income                                                         (559)          196           (363)
                                                                  ------------------------------------------
                                                                  ------------------------------------------
Unrealized gains on investments                                        14,369        (5,029)         9,340
Foreign currency translation adjustment                                 6,286        (2,200)         4,086
                                                                  ------------------------------------------
                                                                  ------------------------------------------
Total other comprehensive income                                    $  20,655     $  (7,229)     $  13,426
                                                                  ==========================================




             Financial Guaranty Insurance Company and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

                (Dollars in thousands, except per share amounts)



20. Quarterly Financial Information (Unaudited)

                                                      Three months ended                    Year ended
                                     ------------------------------------------------------
                                     ------------------------------------------------------
                                       March 31,    June 30,    September   December 31,   December 31,
                                         2006         2006       30, 2006       2006           2006
                                     ---------------------------------------------------------------------
                                     ---------------------------------------------------------------------
Gross premiums written                  $ 89,281     $163,260    $  85,030   $  103,660     $  441,231
Net premiums written                      82,585      134,373       66,590       83,266        366,814
Net premiums earned                       59,464       71,845       62,738       72,410        266,457
Net investment income and net
    realized gains                        32,319       34,038       35,803       36,315        138,475
Interest income-investments held by
    variable interest entity               4,937        9,658       10,033       11,265         35,893
Other income and net realized and
   unrealized gains (expense) on
   credit derivative products                308          (48)       1,596          740          2,596
Total revenues                            97,028      115,493      110,170      120,730        443,421
Losses and loss adjustment expenses       (1,933)        (265)         520       (7,022)        (8,700)
Interest expense - debt held by
    variable interest entity               4,937        9,658       10,033       11,265         35,893
Income before taxes                       77,573       90,732       85,119       99,432        352,856
Net income                                58,711       67,211       63,563       74,353        263,838

                                                        Three months ended                    Year ended
                                     ---------------------------------------------------------
                                     ---------------------------------------------------------
                                        March 31,      June 30,   September 30, December 31, December 31,
                                          2005           2005          2005         2005         2005
                                     ----------------------------------------------------------------------
                                     ----------------------------------------------------------------------

Gross premiums written                   $84,404       $131,335       $96,787      $97,676      $410,202
Net premiums written                      82,609        113,305        92,331       92,809       381,054
Net premiums earned                       52,633         61,907        54,794       55,235       224,569
Net investment income and net
realized gains                            27,558         28,389        30,117       31,109       117,173
Other income (expense)                       426             90           402         (323)          595
Total revenues                            80,617         90,386        85,313       86,021       342,337
Losses and loss adjustment expenses       (2,611)        (3,066)       20,693        3,490        18,506
Income before taxes                       71,100         81,377        48,783       70,274       271,534
Net income                                53,306         59,992        39,407       53,721       206,426

